Form 10QSB
period 2002-04-30
WRESTLE PLEX SPORTS ENTERTAINMENT GROUP LTD
filed 2002-07-15
CIK 1159013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  April  30,  2002

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

Commission  File  Number:  333-70156

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, LTD.
                  ---------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                     98-0228169
------                                     ----------
(State  or  other  jurisdiction  of        (IRS  Employer
incorporation  )                           Identification  No.)

#314-837  West  Hastings  Street
Vancouver,  B.C.                           V6C  1B6
-----------------------                    ------------
(Address of principal executive offices    (Zip  Code)

Issuer's  telephone  number,
 including  area  code                     (604)  633-1490
                                           ---------------

                        N/A: Unchanged since last report
                        --------------------------------
          (Former  name, former address and former fiscal year,
                        if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [  ]  Yes    [  X  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,008,000 shares of Common Stock as of April 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended April 30, 2002 are not necessarily indicative of the results that can be expected for the year ending July 31, 2002.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Business  Plan  for  Next  12  Months
-------------------------------------

During the next twelve months we expect to commence our training program. We will charge $2,500 per student, some of which will be paid to the gym location in which the training will take place. We will provide the wrestling ring which we already own to the training location. Thus we will be able to commence operations without any up front financial investment on the part of Wrestle-plex.

We hope to make arrangements where we will be allowed access to training facilities three times each week, during which time training will occur. In exchange, the facility in question will be allowed to use the wrestling ring for its own purposes. We expect to absorb all costs associated with the upkeep of the wrestling ring. This cost is expected to be approximately $100-200 per month. If we are unable to make the desired arrangements with established training facilities, we will not be able to commence the training portion of our business operations until we can establish our own training facilities. This would require more upfront money to establish each facility. It is possible that the cost of establishing our own training facilities could not be justified by potential revenues from student tuition. In this event, we would abandon the wrestling training portion of our business plan if we fail to make necessary arrangements with established facilities.

Initially, training will be conducted by our president Fabio Chiesa, at no cost to Wrestle-plex. It is expected that we will initiate a stock option plan in the next year, from which Mr. Chiesa will receive due consideration for his time spent training Wrestle-plex students. Marketing for the wrestling school, at first, will occur through pinpoint leaflet advertising, promotion of live events, and general word of mouth. Leaflet advertising will be done outside of larger wrestling events (WWF events that come to Vancouver, Seattle, Tacoma and Portland) and outside of buildings that host significant WWF pay-per-view events. Our live events will feature an area dedicated to the promotion of our training school. Finally, word of mouth is a powerful advertising technique for any independent promotion wrestling school. Many of the customers seeking this product do significant research in advance, both in finding the school and researching its quality.

The initial version of an Allstarwrestling.com web site has been developed, with more advanced versions to follow as financing permits. The cost for the initial web site was approximately $5,000. The initial version of a wrestle-plex.com web site has also been developed, again with more advance versions to follow as financing permits. The cost was approximately $2,500. We have made arrangements with a Mr. Shawn Price to further develop and maintain our websites at no cost to Wrestle-plex. Mr. Price is willing to do this because he is personally developing a website development company and he believes our sites will give him the exposure he needs to establish himself as a professional in the website development industry. Until 2003, web-site access by users to all areas of the web site will be free. Our web site will produce revenues when it is adequately developed to support selective access and commerce on the Internet. Our website presently has the capacity to downstream recorded events. However, we need to develop the All Star Wrestling performance product to a level where customers will pay to view it. This development will take at least a year.

The web sites, Allstarwrestling.com and wrestle-plex.com, currently offer a variety of features.

Allstarwrestling.com offers local wrestling news and storylines, profiles for local wrestlers, wrestling school links and information, photo galleries and a small merchandise selection. While we have a small quantity of many of the products offered on the web-site in stock, the merchandise section is not yet operational.

Wrestle-plex.com offers local wrestling news and storylines, profiles for its instructors, an outline of the training course, and a small merchandise selection. While we have a small quantity of many of the products offered on the web-site in stock, the merchandise section is not yet operational. We plan to develop a virtual classroom section, which will feature steaming video segments, hosted by its instructors, of short lessons akin to those that might be experience by a Wrestle-plex student.

As soon as our websites are sufficiently developed, taped wrestling performances will be offered through both web-sites, on either a membership or pay-per-view basis. We plan to have our performances taped, and to offer them in full, match-by-match, and highlight form via our websites. Live performances will be broadcast as technology and budget allows, but we have no plans to offer this product for the immediate future.

Performances will be filmed by a third party producer. We anticipate that we will grant the producer of the video tape, or streaming video segment up to 50% of the revenues generated from its sales. In turn, the producer will take responsibility for the filming and production of the footage, except for out of pocket costs expected to be approximately $250.00 per event which will be paid by Wrestle-plex. No formal agreements have been made with any third party producers at this time.

Live performances themselves will be infrequent at first, again commencing sometime in 2002, with shows running approximately once a month for the first six months. This will allow time for us to raise additional capital with minimal financial risk, establish sponsorships and marketing strategies, and perfect the production of the shows themselves. We will also be looking for suitable cities and venues for future performances. Once we have had time to fully develop our performance product and enter the local market, we anticipate that we will produce one show per week. Each show will take place at an established facility in one of four separate cities or towns. Thus, each town will host a live wrestling event once a month. This will ensure that no one area is over-exposed to our product while also offering a weekly format for Internet and television production. We will establish facilities in small communities surrounding one larger epicenter. For example, the first four locations will likely be communities within one hour of Vancouver, British
Columbia. We will expand our live event promotions to full market saturation and as finances allow.

Funds received from our private offerings have provided us with enough funds to execute the initial stages of our business plan which includes the initial development of our two primary internet web sites, and product and logo development for some of our key anticipated performers. Under currently anticipated budgetary constraints, and assuming we fail to generate any revenues in our first year of operation commencing in 2002, we anticipate that we will have two partially operational Internet web sites, being Wrestle-plex.com and Allstarwrestling.com, maintain training facilities in two locations, and hold up to six live professional wrestling events in 2002. These estimates are based on securing voluntary time investment from Mr. Shawn Price , incoming tuition revenue from student wrestlers, a modest initial budget of $1,000 per live performance which covers rent, performers, and limited promotional costs, the ongoing services from our officers and directors and the services of other volunteer labor.

In every city in which we will sponsor events, we believe there will be a group of wrestling fans who will volunteer their services. These are persons who want to become students, want to break into the show business of professional wrestling or want to earn free tickets and the right to meet the professional wrestlers in person. This labor force is typically helpful in putting up posters, selling tickets, taking tickets at the gate and performing other services. Also the arena is typically arranged for by the arena owners agreeing to receive a percentage of the gate receipts in exchange for the use of the arena for the performance. Thus, a performance event can usually be held for very little up front cost. The number of live events, and their corresponding marketing budget, should increase substantially based on modest revenues received from tuition fees and live event promotion, and/or pending additional financing.

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $10,000. We plan on obtaining this operating capital by a loan from one or more of our shareholders. The principal terms of any such loan would be payment of principal upon demand after 24 months. Interest would be paid annually and would accrue at the rate of 7.5% per annum. The cash on hand we have at the present time will sustain the operations of Wrestle-plex for approximately 30 days. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above.

Forward  Looking  Statements

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

     None

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits
             None

     (b)     Reports  on  Form  8-K
             None

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)
                                   (Unaudited)


                  WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  INC.
                            (A Development Stage Company)

                                    BALANCE SHEET
                              (Stated in U.S. Dollars)
                                     (Unaudited)



----------------------------------------------------------------------------
                                                      APRIL 30    JULY 31
                                                        2002       2001
----------------------------------------------------------------------------
ASSETS

Current
  Cash                                                $     639   $  2,986
  Advances receivable                                     4,507      4,507
  Prepaid expenses                                        2,860      2,860
                                                     ----------  ----------
                                                          8,006     10,353
                                                     ----------  ----------

Property And Equipment
(Note 4)                                                  3,900      4,800
Website Development
Costs (Note 5)                                            2,228      2,570
Intangible Assets (Note 6)                                  741        912
                                                      ----------  ---------
                                                      $  14,875   $ 18,635
===========================================================================
LIABILITIES

Current
  Accounts payable                                    $  10,042   $ 10,483
  Due to shareholder                                     24,000          -
                                                     ----------  ----------
                                                         34,042     10,483
                                                     ----------  ----------


SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 common shares,
     par value $0.001 per share
    50,000,000 preferred shares,
     par value $0.001 per share

Issued and outstanding:

    15,008,000 common shares at April 30, 2002
      and July 31, 2001                                  15,008     15,008

Additional paid-in capital                               16,992     16,992

Deficit                                                 (51,167)   (23,848)
                                                     ----------  ----------
                                                        (19,167)     8,152
                                                     ----------  ----------
                                                      $  14,875   $ 18,635
===========================================================================



                 WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  INC.
                            (A Development Stage Company)

                         STATEMENT OF OPERATIONS AND DEFICIT
                               (Stated in U.S. Dollars)
                                     (Unaudited)


--------------------------------------------------------------------------------
                                                                       INCEPTION
                                                                        JUNE 1
                   THREE MONTHS ENDED          NINE MONTHS ENDED        2000 TO
                         APRIL 30                  APRIL 30            APRIL 30
                    2002         2001          2002         2001          2002
--------------------------------------------------------------------------------
Expenses
 Depreciation and
  amortization       $   571      $     -      $  1,413      $     -   $ 2,841
 Consulting                -            -             -        5,000     5,000
 Professional fees    10,702        3,000        24,865        3,742    36,797
 Office and sundry       668           45         1,041        1,575     2,975
 Travel                    -        1,042             -        3,554     3,554
                       --------------------------------------------------------
Net Loss For The
 Period               11,941        4,087        27,319       13,871   $51,167
                                                                      =========
Deficit Accumulated
 During The Development
 Stage, Beginning Of
 Period               39,226        9,784        23,848            -
                     ------------------------------------------------
Deficit Accumulated
 During The
 Development Stage,
 End Of Period       $51,167      $13,871   $    51,167      $13,871
=====================================================================

Net Loss Per Share   $ (0.01)     $ (0.01)  $     (0.01)     $ (0.01)
=====================================================================
Weighted Average
 Number Of
 Common Shares
 Outstanding      15,008,000   15,000,000    15,008,000   14,432,234
=====================================================================


                WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)
                                   (Unaudited)


-------------------------------------------------------------
                             THREE     NINE     INCEPTION
                             MONTHS     MONTHS     JUNE 1
                             ENDED     ENDED     2000 TO
                          APRIL 30     APRIL 30     APRIL 30

                                 2002      2002      2002
-------------------------------------------------------------
Cash Flows From Operating
 Activities
  Net loss for the period      $(11,941) $(27,319) $(51,167)

Adjustments To Reconcile
 Net Loss To Net Cash
 From Operating Activities
  Advances receivable                 -         -    (4,507)
  Accounts payable              (12,604)     (441)   10,042
  Depreciation and
   amortization                     571     1,413     2,841
                               -----------------------------
                                (23,974)  (26,347)  (42,791)
                               -----------------------------

Cash Flows From
 Financing Activities
  Common stock issued                 -         -    22,000
  Share subscription received         -         -         -
  Due to shareholders            24,000    24,000    24,000
                               -----------------------------
                                 24,000    24,000    46,000
                               -----------------------------

Cash Flows From
 Investing Activity
  Website development costs           -         -    (2,570)
                               -----------------------------

Increase (Decrease) In Cash          26    (2,347)      639

Cash, Beginning Of Period           613     2,986         -
                               -----------------------------

Cash, End Of Period            $    639    $  639    $  639
============================================================


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES

On June 24, 2000, the Company issued 10,000,000 common shares to a director in exchange for certain assets with a carry over value of $10,000.


                WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  INC.
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)
                                   (Unaudited)



                                     COMMON STOCK
                              ------------------------------
                               Number             Additional
                                Of                Paid-In
                               Shares    Amount   Capital    Deficit     Total
                             --------------------------------------------------
Issued for assets at $0.001  10,000,000  $10,000  $      -  $      -   $ 10,000

Balance, July 31, 2000       10,000,000   10,000         -         -     10,000

Issued for cash at $0.004     5,000,000    5,000    15,000         -     20,000

Issued for cash at $0.25          8,000        8     1,992         -      2,000

Net loss for the period               -        -         -   (23,848)   (23,848)
                             --------------------------------------------------

Balance, July 31, 2001       15,008,000   15,008    16,992   (23,848)     8,152

Net loss for the period               -        -         -   (27,319)   (27,319)
                             --------------------------------------------------

Balance, April 30, 2002      15,008,000  $15,008  $ 16,992  $(51,167)  $(19,167)
                           =====================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)
                                   (Unaudited)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of April 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2001 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The Company was incorporated in the state of Nevada, U.S.A. on June 1, 2000.

b)     Development  Stage  Activities

The Company intends to become a sports entertainment provider specifically in the area of professional wrestling. It is intended that the Company will generate revenues by training individuals in the sports entertainment art of wrestling, by producing wrestling exhibitions in locations throughout North America and by developing a member oriented professional wrestling website.

The Company is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.


3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)
                                   (Unaudited)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

a)     Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Property  and  Equipment

Property and equipment comprises wrestling equipment and sound system equipment which are recorded at cost, and depreciated using the straight line method over their estimated useful lives as follows:

                     Wrestling  equipment  -  five  years
                     Sound  system  equipment  -  five  years

d)     Intangible  Assets

Intangibles, which comprise the rights to the Company logo and website domain names, are recorded at cost, and amortized over the estimated useful life of five years.

e)     Software  Development  Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)
                                   (Unaudited)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

f)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized

g)     Stock  Based  Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

h)     Revenue  Recognition

The Company intends to recognize revenue from product sales, and fee and commission arrangements at the time the sales occur or the fees and commissions are earned.

i)     Financial  Instruments

The Company's financial instruments consist of cash, accounts receivable and loans payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

j)     Net  Loss  Per  Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)
                                   (Unaudited)



4.     PROPERTY  AND  EQUIPMENT

                                  APRIL 30    JULY 31
                                    2002       2001
                                 ---------------------
Wrestling equipment              $   4,000   $  4,000
Sound system equipment               2,000      2,000
                                 ---------------------
                                     6,000      6,000
Less:  Accumulated depreciation     (2,100)    (1,200)
                                 ---------------------
                                 $   3,900   $  4,800
                                 =====================


5.     WEBSITE  DEVELOPMENT  COSTS

                                  APRIL 30   JULY 31
                                    2002       2001
                                 ---------------------
Cost                             $   2,570   $  2,570
Less:  Accumulated amortization       (342)         -
                                 ---------------------
                                 $   2,228   $  2,570
                                 =====================


6.     INTANGIBLE  ASSETS


                                  APRIL 30    JULY 31
                                    2002       2001
                                 ---------------------
Cost                             $   1,140   $  1,140
Less:  Accumulated amortization       (399)      (228)
                                 ---------------------
                                 $     741   $    912
                                 =====================

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Wrestle-Plex  Sports  Entertainment  Group,  Ltd.


DATED:  June  27,  2002
                                   By:    /s/ Fabio Chiesa
                                   --------------------------------
                                   Fabio Chiesa
                                   Principal  Executive  Officer
                                   Principal  Accounting  Officer