Form 10KSB
period 2002-07-31
WRESTLE PLEX SPORTS ENTERTAINMENT GROUP LTD
filed 2002-10-31
CIK 1159013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
             EXCHANGE  ACT  OF  1934
        For  the  fiscal  year  ended  July  31,  2002
                                            -------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  333-70156
                       ---------

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, LTD.
                  ---------------------------------------------
             (Exact name of Registrant as specified in its charter)


          NEVADA                                  98-0228169
-------------------------------                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

#314-837 West Hastings Street
Vancouver, B.C.                                   V6C 1B6
---------------------------------------           --------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:   (604) 633-1490
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000  common  shares  par  value  $0.001  per  share

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  July  31,  2002  were  $  0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 31, 2002 is $ 1,252,000.

The number of shares of the issuer's Common Stock outstanding as of July 31, 2002 is 15,008,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                    PART I

Item  1.  Description  of  Business

Overview

Wrestle-plex was founded by Pete Smith, and incorporated as Wrestle-plex Sports Entertainment Group, Ltd. Our intent is to become a sports entertainment provider, specifically in the area of professional wrestling. We intend to generate revenues through three major streams:

     (1) Training individuals in the sports entertainment art of professional wrestling.
     (2)  The production of professional wrestling exhibitions in North America.
     (3) Developing a superior, member oriented professional wrestling web site called Allstarwrestling.com.

On June 24, 2000, we purchased from Mr. Pete Smith a professional wrestling ring, a sound system, the Internet URL address "allstarwrestling.com", the Internet URL address "wrestle-plex.com", a "wrestle-plex" logo and an "All Star Wrestling" logo in exchange for 10,000,000 shares of our common stock. We will maintain responsibility for the allstarwrestling.com web site, and will hold proprietary rights for all logos and trademarks.

Industry  Background

The basic marketing and revenue concept for live professional wrestling is quite simple. A suitable venue is located, a professional wrestling show is promoted through various advertising means, and gate revenues from ticket sales will hopefully more than offset the cost of wrestlers, marketing, general business costs and the production staging. While the increasing popularity of the industry has grossly expanded this scenario to include issues related to television, merchandising, telephone hot lines, and the Internet, the basic concept has remained much the same.

To date, professional wrestling promotions appear on a very small or very large scale. There exists a series of very small and disorganized groups that run wrestling schools and professional wrestling exhibitions within small regions or "territories" throughout North America. Small-scale wrestling promotions have traditionally made money through gate receipts from live performances and revenues from training individuals in the sport entertainment art of professional wrestling. Smaller-scale promotions (often referred to as independents) are generally territorial, in that they promote their product in a specific region of the US or Canada. Independent promotions generally run shows from venues that can hold from 200-1000 people, and shows are not typically televised. By in large, independent promotions are run on an ad hoc basis, and organizers have full-time occupations outside the business of professional wrestling. Independent promotions generally run shows and professional wrestling schools on a very low budget.

The large scale promotions are sponsored by Vincent McMahon's Worldwide Wrestling Federation (the "WWF"), We have no business affiliation with the WWF. The smaller promoters, although lacking in organization, sophistication, and industry experience can be successful. There is room in the market for professional wrestling exhibitions and training centers in both large and small markets from coast to coast.The popularity of the wrestling industry generally is aptly demonstrated by television ratings and merchandise sales experienced by the WWF.

Revenue streams traditionally associated with the professional wrestling industry include gate revenues from live performances, merchandising, television revenues, and per-minute charges from professional wrestling telephone entertainment hotlines. Nevertheless, while the live professional wrestling market has been expanding dramatically over the last few decades, there has been no similar trend for professional wrestler training schools. To date, existing professional training centers are independently owned, small-scale operations with minimal market budgets and limited operating history.

There are currently several Internet web sites dedicated to professional wrestling, including wwf.com, wcw.com, wrestlinglivewire.com and wrestling.com. We are not affiliated with these sites and will not advertise on these sites. These web sites typically serve as news sources and provide information and advertising for events promoted by the owners of the web sites. Also, the web sites serve as merchandising platforms for professional wrestling related products and paraphernalia. We are not aware of any professional wrestling
Internet web sites that features pay-per-view video streaming or similar membership related privileges.

Description  of  the  Product

As described earlier, we intend to generate revenues through three major streams:

     (1) Training individuals in the sports entertainment art of professional wrestling.
     (2) The production of professional wrestling exhibitions in cities and towns throughout North America.
     (3) Developing a superior, member oriented professional wrestling web site called Allstarwrestling.com.

We intend to initially have training facilities located within existing boxing gyms. We will seek arrangements whereby a percentage of gross revenue from each new incoming student will go to the gym owners in exchange for use of the facility and space to set up our professional wrestling rings.

We will promote live wrestling events at small and medium sized venues throughout North America, beginning in British Columbia, Washington, and Nevada, and expanding to other locations. It is expected that each new location will host up to 12 professional wrestling shows each year while maintaining optimal consumer interest.

We will sell All Star Wrestling logo paraphernalia and merchandise on our Internet web site. We intend to enter into an agreement with an on-line merchandise sale service to provide technical support for our web site. Companies of this sort provide the technology required to offer and process sales through the Internet. These services will cost approximately $40 per month per site or $80 per month total for our two sites. Our web site will also provide access, on a pay-per-view or membership basis, to live events that will be digitally recorded and made available post event. The cost to the public of a pay-per-view event will be between $10 and $20 depending upon the quality of the event. For a membership fee of $30 per month, a member will have access to all events made available through our web site. We expect to begin enrolling members in January, 2003. Until that time, access to our websites will be free in an attempt to attract traffic to our sites. These costs cannot be compared to the costs of other providers because at the present time, no provider is offering website downloading of live or recorded wrestling events.

The downloading of live wrestling footage for money is an unexplored market. The industry's largest, and only large competitor, the WWF, has an enormous market in the sale of videos and the licensing and sale of pay-per-view events. Thus, they, and their fans, would have little interest in a downloading market strategy. On the other hand, the independent wrestling industry is very rarely televised, and taped events are largely unavailable for purchase. Those taped events that can be purchased are only available through mail order. Thus, we believe a significant market opportunity exists in offering downloadable footage from an independent wrestling product. From the perspective of the fan, that footage would be completely unavailable in stores, and would offer a product unlike that which is available through the mainstream marketplace including WWF tapes and pay-per-view events.

Strategy

Our business plan is to bring each of its three main revenue streams to markets across North America. However, we can not plan to enter into direct competition with the larger Worldwide Wrestling Federation where it can be avoided.

To date, the WWF does not appear to have seriously pursued revenues from the sale of professional wrestler training tuition fees. Therefore, as a training institute, Wrestle-plex will initially have little or no competition from the big promotion.

Our activities will include the promotion of live events in smaller cities that larger promoters typically do not visit. To us a smaller city is any city in which the larger promoters do not offer productions. However, a city must have a population of at least 50,000 people for us to have a financially viable promotion. We may also promote smaller, more affordable events in larger cities that larger promoters, like the WWF, do visit. In these larger cities, Wrestle-plex will attempt to provide high quality smaller shows, effectively offering customers a smaller and more intimate version of what they might expect from one of the larger shows.

The template for our Allstarwrestling.com web site has been developed but is not operational. It will offer all of the features found on web sites produced by the larger promoters but, in addition, will provide extensive coverage of news and developments from independent wrestling promotions around the world. Something we will also provide that is not currently provided by websites of larger promoters is customer access to live performances and downloads of selected older performances. Our website will describe the performances offered and a description of the talent that will participate in the performances. A subsection of these services will likely be offered only to official web-site members, who will pay a $30 monthly fee.


Product  Development

We believe that a moderate level of investment in product development is necessary in order to gain its projected market position. Total expenses for development of new products such as character logos, T-shirts, posters, programs, etc, is expected to be approximately $10,000 up until our projected launch date in 2002. This expense would almost entirely go to paying logo and printing design professionals to develop paraphernalia representing our brand and our performers. We have logos for Wrestle-plex representing the training facilities and All Star Wrestling representing the live event promotions. We have developed logos used on current posters and autograph cards for several of our projected top professional wrestling personalities. These logos will also be used in developing T-shirts, future posters and other salable merchandise. Once operations (live performances) commence, merchandise sale revenues, and additional financing, will cover expenses for future merchandise development.

We have used, and will continue to use, Printfastic Printers, a printer located in Surrey, British Columbia, for development of all its print products, such as posters, advertising banners, programs and autograph cards. We have used, and will continue to use Hub-capz, a T-shirt designer and manufacturer located in Burnaby, British Columbia for production of all our clothing paraphernalia. To date, we have printed a few hundred posters, autograph cards and Wrestle-plex T-shirts on a test-masrket basis. This merchandise has all been given away in order to help promote the Wrestle-plex and All Star Wrestling names.

Lisca.com, based in Japan and operating from a satellite office in Vancouver, British Columbia, has developed the allstarwrestling.com web site thus far. The cost for this service has, to date, been approximately $5,000. Other independent designers have been largely responsible for the development of the existing wrestle-plex.com web site. The cumulative cost for this has, to date, been approximately $2,500. Ongoing maintenance for our currently operating web sites will be done on a volunteer basis until additional financing has been obtained. To date, the site will be professionally developed specifically so that our future technical officers can easily maintain it on an ongoing basis.

Intellectual  Property

We regard our patents, trademarks, copyrighted material, proprietary know-how and similar intellectual property as material to maintaining our competitive position. We intend to take whatever steps are necessary to protect our intellectual property when our logos, characters and general paraphernalia gain popularity and revenues grow. We will attempt to protect our property through legal registration or other appropriate action in order to forestall any infringement. To date, it has not been financially feasible for us to take action in protecting any of our trademarks, logos, or unique intellectual products. There can be no assurance that we will be able to protect our proprietary intellectual property against infringement by third parties. There can be no assurance that others will not take legal action before us to protect their property acquired or independently develop that is similar to our intellectual property and thereby possibly preventing our registration of or proprietary right in our property.

We plan to enter into confidentiality agreements with each of our employees. These agreements will provide that all innovations, ideas, discoveries, improvements and copyrightable material made or conceived by the individual during the employees employment or consulting relationship and all confidential information developed or made known to the employee during the term of the relationship will be deemed our property.

Competition

We believe that we will offer a product that differs from that offered by larger market wrestling promoters. We plan to focus on small market cities and venues that the larger promoters ignore. Nevertheless, we anticipate competing with the WWF in some aspects of our business including but not limited to: market share, viewership, Internet traffic and product sales. Additionally, we anticipate indirect competition from the music, entertainment, and professional and college sports industries in general. This competition could result in our being unable to gain any significant market share, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our brand of entertainment, any of which could have a material adverse effect on our operating results, financial condition, and/or prospects.

The entertainment market is highly competitive and we may not be able to compete effectively against competitors with greater financial resources or competitors that have a stronger market presence. Our main competitive advantage will come from the level of intimacy we will be able to offer professional wrestling fans in larger markets, and from our ability to visit smaller markets largely ignored by larger and more established promoters. We believe we have an advantage in the student training area of our business because the larger companies have not focused on this area of the wrestling business. We believe we will be the first to offer down loading of wrestling events via the Internet. With regard to product sales such as T-shirts and posters, we do not perceive ourselves as having any particular advantage and will have to complete directly with other providers of these products.

We plan to initiate activities in the Pacific Northwest. There are three notable independent promotions that current operate in that same area. In Vancouver, BC, the Extreme Canadian Championship Wrestling (ECCW) group operates very small-scale performances year round in and around the Vancouver area and maintains a small training facility in the city of Langely (BC). It has an internet web-site at www.eccw.com. Through its web-site, the ECCW offers a
                        ------------
variety of wrestling products for sale, but no on-line merchandizing. Live shows draw an estimated 50-200 fans per show. Even as independent promotions go, ECCW is considered very low budget.

In  Tacoma,  WA,  a  group  called  International  Championship  Wrestling (ICW)
operates a monthly live show and a professional wrestling school. It also maintains an Internet web-site at www.icw.com. Its monthly show draws an
                                       -----------
average fan base of 300-500 people. The promotion has generally stayed within the Tacoma area, and has maintained its current venue without significant expansion for at least the last two years.

In Portland, Oregon, the Portland Wrestling group has held a handful of shows (2-5) over the last year. It also maintains a wrestling school, and an Internet web-site at www.portlandwrestling.com. It has become relatively inactive in
              -------------------------
recent  times,  and  may  discontinue  operations  altogether.

We have excellent relations with the latter two promotions, and we have talked with these two groups about an exchange of talent and the co-promotion of live events though these discussions have not been formalized. If we do not associate with them, there is no guarantee we will be able to compete with one or all of these companies.

Employees

We have no employees, other than our officers, as of the date of this prospectus. It is important to the success of our business that we always have at least one executive officer who has a background in professional wrestling and understands the industry and how to promote entertaining wrestling competitions. At the present time, our president, Mr. Chiesa, has those qualifications.

As of October 29, 2002, the Company had no full-time employees. Employees will be hired only as required and only for the duration of a particular promotion of a live event. Temporary employees include persons performing in and producing live events, and as instructors in professional wrestler training schools where the number of students enrolled allows for the hiring of a paid instructor. Wrestlers, referees and announcers are paid between 50 and 100 dollars for each live event in which they participate. Production crews and event security staff are normally given free tickets to future live performances and allowed free admission into the show they produce. We project that Wrestle-plex professional wrestling instructors will receive $1000 for each course they teach. This system of compensation has proven feasible and we currently have an excellent relationship with all of our managers, instructors and wrestlers

At this time, we do not pay any compensation to our officers or directors solely for serving as directors on our board of directors.

Insurance

At the present time we do not carry any insurance coverage for our business operations. Given the nature of professional wrestling, our performers will be subject to injury. However, for the foreseeable future, we will not insure against this risk. Performers will sign waivers that they will not place claims against Wrestle-plex in the event of injury. These waivers may or may not be effective.

Our industry also has the need for insurance to insure the safety of those who attend our performances against accident. We will not have this event insurance for our initial performances but plan on acquiring this coverage in the future if the coverage is available to us at a cost we can afford.

Research  and  Development  Expenditures

     We have not incurred any research or development expenditures since our incorporation.

Item  2.  Description  of  Property

We do not lease or own any real property. We maintain our corporate office at #314-837 W. Hastings Street, Vancouver, B.C. V6C 1B6. This office space is an office sharing arrangement being provided as an accommodation to us by one of our shareholders where we can receive mail and perform other minimal corporate functions. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. When we commence regular business operations in the early part of 2002, it will be necessary for us to seek appropriate individual office space. Management believes suitable office space will be available when it is needed. Suitable office space will include 600 square feet of space with necessary telephone and Internet hook-ups.

Item  3.  Legal  Proceedings

Wrestle-plex  is  not  a  party  to  any  legal  proceedings.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended July 31, 2002.

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

No  Public  Market  for  Common  Stock

There is presently no public market for our common stock. Our common shares are listed on the OTC Bulletin Board under the symbol WPLX but to date no trades have taken place of which we are aware. A quote of $0.125 has been posted. We can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Options  and  Warrants

There are no outstanding options or warrants for the purchase of shares of Common Stock.

Holders  of  Our  Common  Stock

As of the date of this registration statement, we have 25 registered shareholders.

Registration  Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or

     (2) our total assets would be less than the sum of our total liabilities, plus the uld be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Rule  144  Shares

All shares of our common stock are currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

     (1) 1% of the number of shares of the company's common stock then outstanding, which equals approximately 150,000 shares in our company as of the date of this prospectus; or

     (2) the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this filing, the majority shareholder of the Company who is an affiliate of the Company holds 10,000,000 of the shares that may be sold pursuant to Rule 144.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations:
---------------------

Plan of Operations for the Next 12 Months

-----------------------------------------

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

Funds received from our private offerings have provided us with enough funds to execute the initial stages of our business plan which includes the initial development of our two primary internet web sites, and product and logo development for some of our key anticipated performers. Under currently anticipated budgetary constraints, and assuming we fail to generate any revenues in the next twelve months, we anticipate that we will have two partially operational Internet web sites, being Wrestle-plex.com and Allstarwrestling.com, maintain training facilities in two locations, and hold up to six live professional wrestling events in the next twelve months. These estimates are based on securing voluntary time investment from Mr. Shawn Price , incoming tuition revenue from student wrestlers, a modest initial budget of $1,000 per live performance which covers rent, performers, and limited promotional costs, the ongoing services from our officers and directors and the services of other volunteer labor.

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

Forward-Looking  Statements:
----------------------------

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item  7.  Financial  Statements


                        Index to the Financial Statements

                      As of July 31, 2002 and 2001 and for
           For Each of the Two Years in the Period Ended July 31, 2002

--------------------------------------------------------------------------------

Report of Independent Auditors                                             F-1

Balance Sheets, July 31, 2002 and 2001                                     F-2

Statements of Operations and Deficit                                       F-3

Statements of Cash Flows                                                   F-4

Statement of Shareholders' Deficiency                                      F-5

Notes to the Financial Statements                                          F-6

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                                    Morgan
                                                    & Company
                                                    Chartered Accountants






                                AUDITORS' REPORT





To the Directors
Wrestle-Plex Sports Entertainment Group, Inc.
(A development stage company)


We have audited the balance sheets of Wrestle-Plex Sports Entertainment Group, Inc. (a development stage company) as at July 31, 2002 and 2001, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended July 31, 2002 and 2001, and for the period from inception, June 1, 2000, to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2002 and 2001, and the results of its operations and cash flows for the years ended July 31, 2002 and 2001, and for the period from inception, June 1, 2000, to July 31, 2002 in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $72,872 since inception, and, as at July 31, 2002, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                          /s/ MORGAN & COMPANY

October 28, 2002                                          Chartered Accountants


Tel:  (604) 687-5841          Member of            P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075             ACPA       Suite 1488 - 700 West Georgia Street
www.morgan-cas.com           International               Vancouver, B.C. V7Y 1A1

                    WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


---------------------------------------------------------------
                                                   JULY 31
                                               2002       2001
---------------------------------------------------------------

ASSETS

Current
  Cash                                     $  1,009   $  2,986
  Advances receivable                             -      4,507
  Prepaid expenses                            2,860      2,860
                                           --------------------
                                              3,869     10,353

Property And Equipment (Note 3)               4,336      4,800
Website Development Costs                     1,713      2,570
Intangible Assets (Note 4)                      684        912
                                           --------------------

                                           $ 10,602   $ 18,635
===============================================================

LIABILITIES

Current
  Accounts payable                         $ 18,670   $ 10,483
  Loans payable                              32,804          -
                                           --------------------
                                             51,474     10,483
                                           --------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 common shares, par value
      $0.001 per share
     50,000,000 preferred shares, par
      value $0.001 per share

  Issued and outstanding:
    15,008,000 common shares                 15,008     15,008

  Additional paid-in capital                 16,992     16,992

Deficit Accumulated During The
       Development Stage                    (72,872)   (23,848)
                                           --------------------
                                            (40,872)     8,152
                                           --------------------

                                           $ 10,602   $ 18,635
===============================================================

                 WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  INC.
                        (A  Development  Stage  Company)

                      STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)



---------------------------------------------------------------------------
                                                                 INCEPTION
                                                                   JUNE 1
                                              YEARS ENDED         2000 TO
                                                JULY 31            JULY 31
                                          2002          2001        2002
---------------------------------------------------------------------------

Expenses
  Depreciation and amortization      $     2,653   $     1,428   $  4,081
  Consulting                               8,835         5,000     13,835
  Professional fees                       34,364        11,932     46,296
  Office and sundry                        2,862         1,934      4,796
  Travel                                     310         3,554      3,864
                                     -------------------------------------
Net Loss For The Year                $   (49,024)  $   (23,848)  $(72,872)
                                                                 =========

Deficit Accumulated During The
  Development Stage, Beginning Of
  Period                                 (23,848)            -
                                      -------------------------
Deficit Accumulated During The
  Development Stage, End of Period       (72,872)      (23,848)
===============================================================

Net Loss Per Share                   $     (0.01)  $     (0.01)
===============================================================

Weighted Average Number Of Common
 Shares Outstanding                   15,008,000    14,583,333
===============================================================

                 WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  INC.
                         (A  Development  Stage  Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


---------------------------------------------------------------------------
                                                                  INCEPTION
                                                                    JUNE 1
                                                 YEARS ENDED       2000 TO
                                                   JULY 31         JULY 31
                                               2002       2001       2002
---------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                   $(49,024)  $(23,848)  $(72,872)

Adjustments To Reconcile Net Loss To
 Net Cash From Operating Activities
  Advances receivable                          4,507     (4,507)         -
  Accounts payable                             8,187     10,483     18,670
  Depreciation and amortization                2,653      1,428      4,081
                                            -------------------------------
                                             (33,677)   (16,444)   (50,121)
                                            -------------------------------

Cash Flows From Financing Activities
  Common stock issued                              -     22,000     22,000
  Loans payable                               32,804          -     32,804
                                            -------------------------------
                                              32,804     22,000     54,804
                                            -------------------------------

Cash Flows From Investing Activities
  Website development costs                        -     (2,570)    (2,570)
  Purchase of capital assets                  (1,104)         -     (1,104)
                                            -------------------------------
                                              (1,104)    (2,570)    (3,674)
                                            -------------------------------

Increase (Decrease)In Cash                    (1,977)     2,986      1,009

Cash, Beginning Of Period                      2,986          -          -
                                            -------------------------------

Cash, End Of Period                         $  1,009   $  2,986   $  1,009
===========================================================================



SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  FINANCING  AND  INVESTING  ACTIVITIES:

On June 24, 2000, the Company issued 10,000,000 common shares to a director in exchange for certain assets with a carry-over value of $10,000.

                 WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                         (A  Development  Stage  Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



                                       COMMON STOCK
                               -----------------------------
                               Number             Additional
                                 Of                Paid-In
                               Shares    Amount    Capital    Deficit     Total
                             ---------------------------------------------------

Issued for assets at $0.001  10,000,000  $10,000  $      -  $      -   $ 10,000
                             ---------------------------------------------------

Balance, July 31, 2000       10,000,000   10,000         -         -     10,000

Issued for cash at $0.004     5,000,000    5,000    15,000         -     20,000

Issued for cash at $0.25          8,000        8     1,992         -      2,000

Net loss for the period               -        -         -   (23,848)   (23,848)
                             ---------------------------------------------------

Balance, July 31, 2001       15,008,000   15,008    16,992   (23,848)     8,152

Net loss for the year                 -        -         -   (49,024)   (49,024)
                             ---------------------------------------------------

Balance, July 31, 2002       15,008,000  $15,008  $ 16,992  $(72,872)  $(40,872)
                             ===================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated  in the state of Nevada, U.S.A. on June 1, 2000.

b) Development  Stage  Activities and Going Concern

The Company intends to become a sports entertainment provider specifically in the area of professional wrestling. It is intended that the Company will generate revenues by training individuals in the sports entertainment art of wrestling, by producing wrestling exhibitions in locations throughout North America and by developing a member oriented professional wrestling website.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the business operations under development. As a result of the foregoing, there exists substantial doubt about the Companys ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

c)     Property  and  Equipment

Property and equipment comprises wrestling equipment and sound system equipment which are recorded at cost, and depreciated using the straight line method over their estimated useful lives as follows:

          Wrestling equipment  -  three years
          Sound system equipment  -  three years
          Computer equipment  -  three years

d)     Intangible  Assets

Intangibles, which comprise the rights to the Company logo and website domain names, are recorded at cost, and amortized over the estimated useful life of three years.

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

f)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


3.     PROPERTY  AND  EQUIPMENT


                                    2002      2001
                                 ------------------
Wrestling equipment              $ 4,000   $ 4,000
Sound system equipment             2,000     2,000
Computer equipment                 1,104         -
                                 ------------------
                                   7,104     6,000
Less: Accumulated depreciation    (2,768)   (1,200)
                                 ------------------
                                 $ 4,336   $ 4,800
                                 ==================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



4.     INTANGIBLE  ASSETS

                                             2002      2001
                                           ------------------

Cost                                       $1,140    $ 1,140
Less:  Accumulated amortization              (456)       228
                                           ------------------

                                           $  684    $   912
                                           ==================


5.     RELATED  PARTY  TRANSACTIONS

On June 24, 2000, the Company issued 10,000,000 to a director for assets with a carry-over cost of $10,000. The assets consisted of the following:


Property and equipment          $  6,000
Intangible assets                  1,140
Promotional supplies               2,860
                                --------
                                $ 10,000
                                ========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.


                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Our executive officers and directors and their respective ages as of October 29, 2002 are as follows:


Directors:

Name of Director            Age
----------------            ----

Fabio Chiesa                34

Raymond John Demman         38

Executive Officers:

Name of Officer             Age       Office
---------------             ----      -------

Fabio Chiesa                34        president

Raymond John Demman         38        secretary/treasurer

Set forth below is a brief description of the background and business experience of Mr. Chiesa and Mr. Demman for the past five years.

Fabio Chiesa. From 1990 to the present, Mr. Chiesa has maintained full time employment as a fire fighter with the District of North Vancouver, B.C. From 1987 to the Present, Mr. Chiesa has independently contracted, on a part-time basis, as a professional wrestler with circuits throughout Western Canada.

Raymond  John  Demman

Mr. Demman has been employed by the Hard Rock Hotel and Casino in Las Vegas, Nevada since 1994. He is the director of casino marketing. During his employment with the Hard Rock Hotel and Casino and prior to becoming the director of casino marketing, he worked at various positions including supervisor of valet parking, VIP representative in casino marketing, casino host, executive casino host, and casino marketing manager. Mr. Demman is a graduate of the University of Nevada, Las Vegas.

Term  of  Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Mr. Chiesa has served as a director since June 20, 2000. Mr. Demman has served as a director since June, 2002.


Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                   Number      Transactions     Known Failures
                                   Of late     Not Timely       To File a
Name and principal position        Reports     Reported         Required Form
--------------------------------   ---------   -----------      ----------------
Fabio Chiesa, President               0           0                  1
Raymond John Demman                   0           0                  1

Item  10.  Executive  Compensation

The following table sets forth certain information as to our officers and directors.

                          Annual Compensation Table

                        Annual Compensation        Long Term Compensation
                    -------------------------      -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-
                                           pen-   Restricted                pen-
                  Fiscal                   sa-    Stock   Options/  LTIP    sa-
Name    Title     Year      Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----    -----     --------- -------- ----- ------ ------- ------- --------- ----
Fabio   President
Chiesa  and       2000-2001  $0.00     0     0       0       0       0       0
        Director  2001-2002  $0.00     0     0       0       0       0       0

Raymond Secretary,
John    Treasurer 2000-2001  $0.00     0     0       0       0       0       0
Demman  And       2001-2002  $0.00     0     0       0       0       0       0
        Director


Stock  Option  Grants

We did not grant any stock options to the executive officers during the period ended July 31, 2002.
                                       14

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth, as of July 31, 2002, the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of our common stock and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 15,008,000 shares of common stock issued and outstanding on July 25, 2002.



                 Name and address         Number of Shares        Percentage of
Title of class   of beneficial owner      of Common Stock         Common Stock

Common Stock     Pete Smith                    10,000,000          66.6%
                 #314-837 W. Hastings
                 Vancouver, B.C.
                 V6C 1B6

Common Stock     Fabio Chiesa (1)                    0               0%
                 #314-837 W. Hastings
                 Vancouver, B.C.
                 V6C 1B6

Common Stock     Raymond John Demman (1)              0               0%
                 #314-837 W. Hastings
                 Vancouver, B.C.
                 V6C 1B6

Common Stock     Directors and Officers as            0               0%
                 A group (2 Persons)



Item  12.  Certain  Relationships  and  Related  Transactions

Other than set forth in this section below, none of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

1.   Any  of  our  directors  or  officers;
2.   Any  person  proposed  as  a  nominee  for  election  as  a  director;

3. Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
4.   Any  of  our  promoters;
5. Any relative or spouse of any of the foregoing persons who has the same house as such person.

On June 30, 2000, we purchased from Mr. Pete Smith who is the majority shareholder of the Company and who on June 30, 2000 was the president of the Company, a professional wrestling ring, sound system, two Internet URL addresses, being "allstarwrestling.com", and "wrestle-plex.com", two logos, being "Wrestle-plex" and "All Star Wrestling" and a number of promotional materials that had been developed in contemplation of the Wrestle-plex and All Star Wrestling concepts over the last year. These latter items included a limited collection of promotional posters, autograph cards, advertising banners and T-shirts. We issued Mr. Smith 10,000,000 shares of common stock in exchange for the assets purchased.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)  Reports  on  Form  8-K

None

(b)  Exhibits
     3.1.     Articles  of  Incorporation  (1)
     3.2.     By-laws  (1)
     4.1      Share  Certificate  (2)
     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the  Sarbanes-Oxley  Act  of  2002

(1)  Previously  filed  as  an  exhibit  to the Form SB-2 on September 26, 2001.
(2) Previously filed as an exhibit to Amendment No. 1 to the Form SB-2 on January 8, 2002.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WRESTLE-PLEX  SPORTS  ENTERTAINMENT  GROUP,  LTD.


By:  /s/ Fabio Chiesa
     ______________________________
     Fabio Chiesa, President
     Date:  October 29, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Fabio Chiesa
     ___________________________________
     Fabio Chiesa
     Principal Executive Officer
     Principal Financial Officer
     Principal Accounting Officer
     Director
     Date:  October 29, 2002


By:  /s/ Raymond John Demman
     ___________________________________
     Raymond John Demman
     Director
     Date:  October 29, 2002

                                 CERTIFICATIONS

I, Fabia Chiesa, Chief Executive Officer and Chief Financial Officer certify that;

A I have reviewed this annual report on Form10-KSB of Wrestle-Plex Sports Entertainment Group, Ltd.;

B Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

C Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date:  October 29, 2002



/s/ Fabio Chiesa
____________________________
(Signature)
Chief Executive Officer
Chief Financial Officer