Form 10QSB
period 2002-10-31
WRESTLE PLEX SPORTS ENTERTAINMENT GROUP LTD
filed 2002-12-23
CIK 1159013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from          to

Commission  File  Number:  333-70156

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, LTD.
                  ---------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        98-0228169
------                                        ----------
(State or other jurisdiction of               (IRS Employer
incorporation)                                Identification No.)

#314-837 West Hastings Street
Vancouver, B.C.                               V6C 1B6
---------------------------------------       ------------
(Address of principal executive offices       (Zip Code)

Issuer's telephone number, including area code  (604) 633-1490
                                                ---------------

                        N/A: Unchanged since last report
                        --------------------------------
      (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [ X ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,008,000 shares of Common Stock as of October 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending July 31, 2003.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                OCTOBER 31    JULY 31
                                   2002         2001
--------------------------------------------------------------------------------

ASSETS

Current
  Cash                         $       435   $  1,009
  Prepaid expenses                   2,860      2,860
                               ------------  ---------
                                     3,295      3,869

Property And Equipment
 (Note 4)                            3,944      4,336
Website Development Costs            1,499      1,713
Intangible Assets (Note 5)             627        684
                               ------------  ---------
                               $     9,365   $ 10,602
======================================================

LIABILITIES

Current
  Accounts payable             $    19,002   $ 18,670
  Loans payable                     41,202     32,804
                               ------------  ---------
                                    60,204     51,474
                               ------------  ---------

SHAREHOLDERS' EQUITY
 (DEFICIENCY)

Share Capital
  Authorized:
   100,000,000 common shares,
   par value $0.001 per share
   50,000,000 preferred shares,
   par value $0.001 per share

  Issued and outstanding:
    15,008,000 common shares        15,008     15,008

  Additional paid-in capital        16,992     16,992

Deficit Accumulated During
The Development Stage              (82,839)   (72,872)
                               ------------  ---------
                                   (50,839)   (40,872)
                               ------------  ---------
                               $     9,365   $ 10,602
======================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                             INCEPTION
                                                              JUNE 1
                                       THREE MONTHS ENDED     2000 TO
                                            OCTOBER 31       OCTOBER 31
                                        2002         2001       2002
--------------------------------------------------------------------------------

Expenses
  Depreciation and amortization    $     663   $       357   $  4,744
  Consulting                           1,272             -     15,107
  Professional fees                    6,183         7,315     52,479
  Office and sundry                    1,849           335      6,645
  Travel                                   -             -      3,864
                                   -----------------------------------
Net Loss For The Period               (9,967)       (8,007)  $(82,839)
                                                              =========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Period                 (72,872)            -
                                   -------------------------
Deficit Accumulated During
 The Development Stage,
 End Of Period                     $ (82,839)  $    (8,007)
===========================================================

Net Loss Per Share                $    (0.01)  $     (0.01)
===========================================================

Weighted Average Number
 Of Common Shares
 Outstanding                      15,008,000    15,008,000
===========================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                             INCEPTION
                                                                JUNE 1
                                        THREE MONTHS ENDED     2000 TO
                                           OCTOBER 31       OCTOBER 31
                                             2002     2001        2002
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $(9,967)  $(8,007)  $(82,839)

Adjustments To Reconcile Net Loss To
 Net Cash From Operating Activities
  Accounts payable                            332     5,315     19,002
  Depreciation and amortization               663       357      4,744
                                          -----------------------------
                                           (8,972)   (2,335)   (59,093)
                                          -----------------------------
Cash Flows From Financing Activities
  Common stock issued                           -         -     22,000
  Loans payable                             8,398         -     41,202
                                          -----------------------------
                                            8,398         -     63,202
                                          -----------------------------

Cash Flows From Investing Activities
  Website development costs                     -         -     (2,570)
  Purchase of capital assets                    -         -     (1,104)
                                          -----------------------------
                                                -         -     (3,674)
                                          -----------------------------

Increase (Decrease) In Cash                  (574)   (2,335)       435

Cash, Beginning Of Period                   1,009     2,986          -
                                          -----------------------------

Cash, End Of Period                       $   435   $   651   $    435
=======================================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                     COMMON STOCK
                            --------------------------------
                              Number              Additional
                                Of                  Paid-In
                              Shares      Amount    Capital    Deficit    Total
                            ----------------------------------------------------

Issued for assets at $0.001 10,000,000  $ 10,000  $      -  $      -   $ 10,000
                            ----------------------------------------------------

Balance, July 31, 2000      10,000,000    10,000         -         -     10,000

Issued for cash at $0.004    5,000,000     5,000    15,000         -     20,000

Issued for cash at $0.25         8,000         8     1,992         -      2,000

Net loss for the period              -         -         -   (23,848)   (23,848)
                            ----------------------------------------------------

Balance, July 31, 2001      15,008,000    15,008    16,992   (23,848)     8,152

Net loss for the year                -         -         -   (49,024)   (49,024)
                            ----------------------------------------------------

Balance, July 31, 2002      15,008,000    15,008    16,992   (72,872)   (40,872)

Net loss for the period              -         -         -    (9,967)    (9,967)
                            ----------------------------------------------------

Balance, October 31, 2002   15,008,000  $ 15,008  $ 16,992  $(82,839)  $(50,839)
                            ====================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of October 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2002 audited financial statements and notes thereto.


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

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the business operations under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

j)     Net  Loss  Per  Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.


4.     PROPERTY  AND  EQUIPMENT


                                  OCTOBER 31    JULY 31
                                     2002        2001
                                 ------------  ---------

Wrestling equipment              $     4,000   $  4,000
Sound system equipment                 2,000      2,000
Computer equipment                     1,104      1,104
                                 ------------  ---------
                                       7,104      7,104
Less:  Accumulated depreciation       (3,160)    (2,768)
                                 ------------  ---------
                                 $     3,944   $  4,336
                                 ============  =========


5.     INTANGIBLE  ASSETS


                                  OCTOBER 31    JULY 31
                                     2002         2001
                                 ------------  ---------

Cost                             $     1,140   $  1,140
Less:  Accumulated amortization         (513)      (456)
                                 ------------  ---------
                                 $       627   $    684
                                 ============  =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Plan for Next 12 Months
--------------------------------

Since the inception of Wrestle-plex Sports Entertainment Group, Ltd, ("Wrestle-plex"), we have been developing our business plan which was to train potential professional wrestlers and promote live wrestling events. We have also obtained web sites over which would conduct e-commerce connected with professional wrestling such as the sale of products connected with the sport and the down streaming over the Internet of live wrestling events.

On December 3rd, 2002, Wrestle-plex entered into a Stock Purchase Agreement with Cirmaker Industry Co. Ltd., incorporated under the Company Law of the Republic of China ("Cirmaker") pursuant to which Wrestle-plex will obtain a majority interest in Cirmaker. Accordingly, for the next twelve months, the business operations of Cirmaker will be the primary focus of Wrestle-plex.

The main activities of Cirmaker include the manufacturing, processing, and sales of electrical components such as crimping terminals, insulated terminals, cable lugs, crimping tools, close ends, butt connector terminal tape type and writing accessories. Cirmaker was incorporated under the Company Law of the Republic of China on June 8, 1984. Cirmaker has undergone dramatic transitions in the recent few years with its business scope now including products such as: computer CPU coolers, audio visual home entertainment systems, optical fiber, and telecommunication equipment. The revenue of Cirmaker grew from $1.15 million in 1984 to 12 million in 2001. Customers grew from 20 in 1984 to over 600 direct buyers from over 60 countries in 2001.

Cirmaker sees accelerated growth in computer CPU Cooling Fins and has established leading positions in heat transfer technology for laptop and desktop Computer CPU units. The patented technology to produce CPU heat dissipating units has contributed to the growth of Cirmaker from a pure electrical parts manufacturer to a high precision computer thermal solution manufacturer. The CPU cooler sector has started to contribute significantly to Cirmaker's revenue for the year 2002. Due to the acceleration of DVD sales both domestically in Taiwan and Worldwide, Cirmaker has increased its DVD machine production. Cirmaker has its own label DVD machines as well as an OEM product for various brands in Taiwan and China. Cirmaker will concentrate its DVD sales toward China and other developing countries.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Fabio Chiesa. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.     OTHER INFORMATION

     None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


Exhibit Number                       Description of Exhibit
---------------     ------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


     (b)     REPORTS ON FORM 8-K

     On December 6, 2002, the Company filed its report on Form 8-K announcing its acquisition of Cirmaker as described herein and in the Form 8-K filing.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wrestle-plex Sports Entertainment Group, Ltd.

Date:  December 23, 2002


By:  /s/ Fabio Chiesa
    ------------------------------------
     Fabio Chiesa
     President
     Principal Executive Officer
     Principal Accounting Officer

                                 CERTIFICATIONS

I,  Fabio  Chiesa,  certify  that;

(1) I have reviewed this quarterly report on Form10-QSB of Wrestle-plex Sports Entertainment Group, Ltd.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/ Fabio Chiesa
Date:   December 23, 2002          ___________________________________
                                   Fabio Chiesa
                                   Chief Executive Officer
                                   Chief Financial Officer