Form 10QSB
period 2003-01-31
CIRMAKER TECHNOLOGY CORP
filed 2003-03-24
CIK 1159013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2003

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

        Commission  File  Number:  333-70156

                         CIRMAKER TECHNOLOGY CORPORATION
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        98-0228169
------                                        ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  )                              Identification  No.)

2300  W.  Sahara  Ave.,  Suite  500A
Las  Vegas,  NV                               89102
----------------------                        ---------
(Address of principal executive offices       (Zip  Code)

Issuer's  telephone  number,
 including  area  code                        (702)  312-6255
                                              ---------------

                  Wrestle-plex Sports Entertainment Group, Ltd.
             #314-837 West Hastings Street, Vancouver, B.C.  V6C 1B6
             -------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [  X  ]  Yes    [   ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,008,000 shares of Common Stock as of January 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended January 31, 2003 are not necessarily indicative of the results that can be expected for the year ending July 31, 2003.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                JANUARY 31, 2003
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-----------------------------------------------------
                              JANUARY 31   JULY  31
                                2003         2002
-----------------------------------------------------
ASSETS

Current
  Cash                        $       -   $  1,009
  Prepaid expenses                    -      2,860
                              ---------------------
                                      -      3,869

Property And Equipment                -      4,336
Website Development Costs             -      1,713
Intangible Assets                     -        684
                              ---------------------

                              $       -   $ 10,602
===================================================


LIABILITIES

Current
  Accounts payable            $  48,355   $ 18,670
  Loans payable                  81,690     32,804
                              ---------------------
                                130,045     51,474
                              ---------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares,
    par value $0.001 per share
    50,000,000 preferred shares,
    par value $0.001 per share

  Issued and outstanding:
     15,008,000 common shares    15,008     15,008

  Additional paid-in capital     16,992     16,992

Deficit Accumulated During
 The Development Stage         (162,045)   (72,872)
                              ---------------------
                               (130,045)   (40,872)
                              ---------------------

                              $       -   $ 10,602
===================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)
                                   (Unaudited)





-------------------------------------------------------------------------------------------------
                                                                                       INCEPTION
                                                                                         JUNE 1
                                    THREE MONTHS ENDED           SIX MONTHS ENDED        2000 TO
                                        JANUARY 31                  JANUARY 31         JANUARY 31
                                     2003         2002          2003          2002         2003
-------------------------------------------------------------------------------------------------
Expenses

  Depreciation and amortization  $     663   $       485   $     1,326   $       842   $  5,407
  Consulting                             -             -         1,272             -     15,107
  Professional fees                 95,783         6,848       101,966        14,163    148,262
  Office and sundry                      -            38         1,849           373      6,645
  Travel                                 -             -             -             -      3,864
                                ----------------------------------------------------------------

Loss Before
The Following                       96,446         7,371       106,413        15,378    179,285

Gain On Sale Of
Assets                             (17,240)            -       (17,240)            -    (17,240)
                                ----------------------------------------------------------------

Net Loss For
The Period                          79,206         7,371        89,173        15,378   $162,045
                                                                                       =========
Deficit Accumulated
During The Development
Stage, Beginning Of
Period                              82,839        31,855        72,872        23,848
                                -----------------------------------------------------

Deficit Accumulated
During The Development
Stage, End Of Period           $   162,045   $    39,226   $   162,045   $    39,226
=====================================================================================

Net Loss Per Share             $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
=====================================================================================


Weighted Average
Number Of Common
Shares Outstanding              15,008,000    15,008,000    15,008,000    15,008,000
=====================================================================================


                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)
                                   (Unaudited)



---------------------------------------------------------------

                               THREE        SIX      INCEPTION
                               MONTHS      MONTHS       JUNE 1
                               ENDED       ENDED       2000 TO
                             JANUARY 31  JANUARY 31  JANUARY 31
                                 2003       2003        2003
---------------------------------------------------------------

Cash Flows From Operating
Activities
  Net loss for the
  period                       $(79,206)  $(89,173)  $(162,045)

Adjustments To Reconcile
 Net Loss To Net Cash
From Operating Activities
  Gain on sale of assets        (17,240)   (17,240)    (17,240)
  Accounts payable               29,353     29,685      48,355
  Depreciation and amortization     663      1,326       5,407
                                -------------------------------

                                (66,430)   (75,402)   (125,523)
                                -------------------------------



Cash Flows From Financing
 Activities
  Common stock issued                 -          -      22,000
  Loans payable                  40,488     48,886      81,690
  Proceeds on sale of assets     25,942     25,942      25,942
                                -------------------------------
                                 66,430     74,828     129,632
                               ---------  ---------  ----------

Cash Flows From Investing
Activities
Website development costs             -          -      (2,570)
Purchase of capital assets            -          -      (1,104)
                                -------------------------------


                                      -          -      (3,674)
                                -------------------------------


Increase (Decrease) In Cash           -       (574)        435

Cash, Beginning Of Period           435      1,009           -
                                -------------------------------


Cash, End Of Period            $    435   $    435   $     435
===============================================================

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of January 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2002 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated  in the state of Nevada, U.S.A. on June 1, 2000.

b)     Going  Concern

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

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

c)     Property  and  Equipment

Property and equipment comprises wrestling equipment and sound system equipment which are recorded at cost, and depreciated using the straight line method over their estimated useful lives as follows:

                     Wrestling  equipment  -  five  years
                     Sound  system  equipment  -  five  years
                     Computer  equipment  -  three  years

d)     Intangible  Assets

Intangibles, which comprise the rights to the Company logo and website domain names, are recorded at cost, and amortized over the estimated useful life of three years.

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

h)     Financial  Instruments

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

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     SHARE  CAPITAL

The Company has entered into a stock purchase agreement pursuant to which the purchaser will purchase a minimum of 2,500,000 common shares and a maximum of 10,000,000 common shares at $2.00 per share. The minimum purchase of 2,500,000 common shares is to be completed by March 31, 2003.


5.     ACQUISITION  AGREEMENT

Pursuant to a stock purchase agreement, dated December 3, 2002, as amended, the Company has agreed to purchase a minimum of 80% of the issued and outstanding shares of Cirmaker Industry Co. Ltd. ("Cirmaker"), incorporated under the Company Law of the Republic of China. Under the terms of the agreement, the Company will issue one common share for every two Cirmaker common shares tendered, for the first 80% tendered. For every one percent of Cirmaker common shares tendered beyond the 80% threshold, the Company will issue an additional 250,000 common shares. The offer to exchange shares pursuant to the agreement extends for a period of six months from the date of the initial issuance of shares which is subject to a minimum of 80% of the Cirmaker shares being tendered.


6.     SUBSEQUENT  EVENTS

Subsequent  to  January  31,  2003:

a) The Company issued 8,050,000 common shares in consideration of shares of Cirmaker tendered pursuant to the agreement referred to in Note 7.

b)   The  Company's  name  was  changed  to  Cirmaker  Technology  Corporation.

c) The Company has issued 2,500,000 common shares for cash proceeds of $60,000.

d) The Company has issued 250,000 common shares for total cash proceeds of $500,000 pursuant to the agreement referred to in Note 4.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Business  Plan  for  Next  12  Months
-------------------------------------

The small business issuer (the "Issuer") was incorporated on June 1, 2000, under the name Wrestle-plex Sports Entertainment Group, Ltd. with initial business aspirations of training potential professional wrestlers and promoting live wrestling events. The Issuer developed Internet web sites for the purpose of selling products related to profession wrestling and for the purpose of down streaming live or recorded wrestling events.

On December 3rd, 2002, the Issuer entered into a stock purchase agreement with Cirmaker Industry Co. Ltd., a corporation organized under the Company Law of the Republic of China in 1984 ("Cirmaker"). Pursuant to the stock purchase agreement, the Issuer has obtained over 95% of the issued and outstanding capital shares of Cirmaker and may obtain up to 100% of the issued and outstanding capital shares. The acquisition was consummated in March, 2003, subsequent to the end of the reporting period. The Issuer has sold its assets related to professional wrestling and the business operations of Cirmaker have become the Issuer's primary focus. Management expects the necessary financial information regarding Cirmaker and the acquisition to be filed shortly.

Since its inception, the main activities of Cirmaker have included the manufacturing, processing, and sales of electrical components such as crimping terminals, insulated terminals, cable lugs, crimping tools, close ends, and butt connector terminal type accessories. Cirmaker has undergone dramatic transitions in the last few years expanding its business scope to include products such as: computer CPU coolers, audio visual home entertainment systems, and optical fiber and other telecommunication equipment.

In December, 2002, Cirmaker entered into a production agreement with IDN Telecom, Inc. ("IDN") whereby Cirmaker will manufacture up to 4,000,000 Set Top Boxes. A Set Top Box is a component of digital cable TV service manufactured to specifications of cable TV service in China. Under the agreement, the Set Top Boxes will be sold by IDN through its affiliations in China. Gross proceeds from these product sales are estimated to be $240,000,000 with a minimum profit margin before tax to Cirmaker of 20%. The products will be produced pursuant to a delivery schedule over the next four years.

The production agreement requires that Cirmaker build a manufacturing facility in China and invest $25,000,000 in IDN. These expenses as well as other manufacturing costs are expected to be met in part through a Stock Purchase Agreement which has been entered into between the Issuer and China Century Investment Corporation ("China Century"). Under the Stock Purchase Agreement, China Century must purchase a minimum of 2,500,000 shares for an investment in the Issuer of $5,000,000. China Century has already advanced $500,000 to the Issuer in exchange for 250,000 common shares of the Issuer.

Over the next 12 months, the Issuer expects to continue the day to day business operations of Cirmaker with a major focus on the manufacture of the Set Top Boxes pursuant to the requirements of the production agreement. We have substantial funding requirements that will need to be met if we are to meet our obligations as set forth in the production agreement. We believe that these requirements will be met during the next 12 months by purchases of our common shares by China Century pursuant to the Stock Purchase Agreement. Otherwise, we will need to raise additional working capital through the sale of our capital stock in either public or private offerings in order to continue to meet our obligations under the production agreement and to meet other liquidity needs that will exist.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Bill Liao, and our Chief Financial Officer, Mr. Steven D. Fellows. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

     None

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number     Description of Exhibit
--------  ----------------------------------------------------------------------
1.1 Stock Purchase Agreement between the Issuer and Cirmaker dated December 3, 2002. (1)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to our current report on Form 8-K on December 6, 2002.
--------------------------------------------------------------------------------

     (b)     REPORTS  ON  FORM  8-K

          On December 6, 2002, the Issuer filed its report on Form 8-K announcing its acquisition of Cirmaker as described herein and in the Form 8-K filing.

          On February 24, 2003, the Issuer filed its amendment to its report on Form 8-K filed on December 6, 2002, announcing changes in the terms and conditions of its acquisition of Cirmaker.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cirmaker  Technology  Corporation

Date:     March  18,  2003



By:  /s/ Bill  Liao
     -------------------
     Bill  Liao
     Principal  Executive  Officer

By:  /s/ Steven  D.  Fellows
     ----------------------
     Steven  D.  Fellows
     Principal  Financial  Officer

                                 CERTIFICATIONS

I,  Bill  Liao,  certify  that;

(1) I have reviewed this quarterly report on Form10-QSB of Cirmaker Technology Corporation;

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


Date:   March  18,  2003           /s/ Bill  Liao
                                   ___________________________________
                                   Bill  Liao
                                   Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Steven  D.  Fellows,  certify  that;

(1) I have reviewed this quarterly report on Form10-QSB of Cirmaker Technology Corporation;

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


Date:   March  18,  2003           /s/ Steven  D.  Fellows
                                   ___________________________________
                                   Steven  D.  Fellows
                                   Chief  Financial  Officer