Form 10QSB
period 2003-03-31
CIRMAKER TECHNOLOGY CORP
filed 2003-06-25
CIK 1159013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  MARCH  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from          to

Commission  File  Number:  333-70156

                         CIRMAKER TECHNOLOGY CORPORATION
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                   98-0228169
------                                                   ----------
(State  or  other  jurisdiction                          (IRS  Employer
of  incorporation)                                       Identification  No.)

2300  W.  SAHARA  AVE.,  SUITE  500-C
LAS  VEGAS,  NV                                          89102
-------------------------------------                    -----
(Address  of  principal  executive  offices              (Zip  Code)

Issuer's  telephone  number,  including  area  code  (702)  947-0106
                                                     ---------------

                  WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, LTD.
             #314-837 WEST HASTINGS STREET, VANCOUVER, B.C.  V6C 1B6
             -------------------------------------------------------
         (Former  name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,808,000 SHARES OF COMMON STOCK AS OF MARCH 31, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.



                                       2



                           CIRMAKER TECHNOLOGY CORPORATION
                              CONSOLIDATED BALANCE SHEET
                  (EXPRESSED IN US DOLLARS, UNLESS OTHERWISE STATED)

                                                                 MARCH 31,
                                                                   2003
                                                           --------------------
ASSETS
  Cash and equivalents                                      $      166,051
  Restricted cash                                                  531,361
  Short-term investments                                            12,757
  Trade accounts receivable, net
    of allowance for doubtful
    accounts of $942,134                                         7,322,967
  Inventory                                                      2,132,610
  Other current assets                                             971,204
                                                          -------------------
     Total current assets                                       11,136,950
                                                          -------------------

Long-term investments                                              611,252

Fixed assets, net                                                5,999,503

Intangible assets                                                   22,195
Other assets                                                        87,892
                                                          -------------------
                                                            $   17,857,792
                                                          ===================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Bank loans                                                $    3,263,995
  Trade accounts payable                                         3,544,289
  Loan from shareholders                                           658,327
  Accrued expense                                                  491,088
  Other payables and customer deposits                             111,622
  Current portion of long-term debt                                196,404
                                                          -------------------
     Total current liabilities                                   8,265,725
                                                          -------------------

  Long-term debt, less current maturities                        1,587,397
  Other liabilities                                                172,622
                                                          -------------------
                                                                10,025,744
                                                          -------------------

  STOCKHOLDERS' EQUITY
  Common stock, 25,808,000
    shares issued and outstanding                                   25,808
  Additional paid-in capital                                     7,779,954
  Retained earnings                                                375,470
  Accumulated other comprehensive income -
    foreign currency translation adjustment                       (349,184)
                                                          -------------------
                                                                 7,832,048
                                                          -------------------
                                                            $   17,857,792
                                                          ===================



     See  Attached  Footnotes  to  Financials

                            CIRMAKER TECHNOLOGY CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (EXPRESSED IN US DOLLARS, UNLESS OTHERWISE STATED)



                                                        FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                        --------------------------
                                                            2003          2002
                                                        --------------------------
  Net sales                                             $ 3,738,202   $ 1,962,840
  Cost of goods sold                                     (3,192,515)   (1,651,251)
                                                        --------------------------
  Gross profit                                              545,687       311,589

  Selling, general and administrative                       314,474       262,102
  Depreciation and amortization                              25,879        17,931
                                                        --------------------------
  Net income from operations                                205,334        31,556

  Other income (expense)
    Interest income                                           1,077         1,655
    Interest expense                                        (41,831)      (36,947)
    Other income (loss)                                      63,716        80,054
    Exchange gain (loss)                                    (27,369)       (4,587)
                                                        --------------------------
  Net income (loss) before income taxes                     200,927        71,731

  Income tax (expense)                                      (50,232)      (17,933)
                                                        --------------------------
  Net income                                            $   150,695   $    53,798
                                                        ==========================

  Weighted average number of
  common shares outstanding - basic and fully diluted    25,808,000    15,008,000
                                                        ==========================
  Net income per share - basic and fully diluted        $      0.01   $         -
                                                        ==========================




See  Attached  Footnotes  to  Financials


                        CIRMAKER TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               (EXPRESSED IN US DOLLARS, UNLESS OTHERWISE STATED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                -----------------------------------------
                                                                    2003                           2002
                                                                ------------------------------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     150,695                 $    53,798
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Unrealized loss on reduction of
    short-term investments to market                                     1,700                          -
  Depreciation and amortization expense                                 25,879                      18,018
  Bad debts expense                                                     75,768                          -
  Change in assets and liabilities:
     Decrease in restricted cash                                       127,748                    (227,298)
     Notes and accounts receivable                                  (1,728,715)                    (51,608)
     Inventories                                                       610,245                     (55,527)
     Prepayments and other current                                    (147,290)                    516,024
     Other assets                                                      305,102                          -
     Notes and accounts payable                                       (149,766)                     61,895
     Accrued expenses                                                    1,948                     500,697
     Other payables and collected in advance                           (42,398)                    174,979
                                                                ------------------------------------------
  Net cash provided by (used in) operating activities                 (769,083)                    990,978
                                                                ------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in long-term investment                                         -                           870
  Decrease in short-term investment                                         34                           0
  Decrease (increase) in fixed assets                                 (105,274)                    (98,274)
  Purchase of fixed assets                                             (30,405)                    (40,942)
  Purchase of long-term investment                                    (473,310)                          -
  Decrease in intangible assets                                             59                      (2,973)
  Increase in other assets                                             147,290                     156,303
                                                                ------------------------------------------
  Net cash provided by investing activities                           (461,606)                     14,984
                                                                ------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term loans                                        (176,960)                   (241,195)
  Decrease in long-term loans                                          (10,557)                     (3,918)
  Sale of common stocks                                                                                  -
  (Decrease) increase in loan from shareholders                        658,327                    (494,272)
                                                                ------------------------------------------
  Net cash provided by financing activities                          1,030,810                    (739,385)
                                                                ------------------------------------------
  Net decrease in cash and bank deposits                              (199,879)                    266,577

  Cash and bank deposits at beginning of the period                    365,930                      20,355
                                                                ------------------------------------------
  Cash and bank deposits at end of the period                    $     166,051                 $   286,932
                                                             =============================================

  SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for interest                       $      51,972                 $    58,693
                                                             =============================================
  Cash paid during the year for income tax                       $         -   $                         -
                                                             =============================================




     See  Attached  Footnotes  to  Financials

                         CIRMAKER TECHNOLOGY CORPORATION
                                    Footnotes


NOTE 1  -  BASIS  OF  PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2  -  FIXED  ASSETS

Depreciation  expense totaled $25,879 for the three months ended March 31, 2003.

NOTE 3  -  LONG-TERM  INVESTMENTS

The Company invested $473,310 in IDN Telecom during the three months ended March 31, 2003 pursuant to the Partnering Agreement discussed in Note 6 below.

NOTE 4  -  STOCKHOLDERS'  EQUITY

At December 31, 2002, the Company had 15,008,000 shares of the Company's $.001 par value common stock issued and outstanding. The Company issued 8,050,000 shares of this restricted common stock to shareholders of Cirmaker Industry Co. Ltd. in exchange for their common stock in March 2003. During the quarter, the Company also issued 2,500,000 shares of restricted common stock for cash totaling $60,000 and services related to the acquisition of Cirmaker Industry Co. Also, during the quarter, the Company issued 250,000 shares of restricted common stock for cash totaling $500,000.

NOTE 5  -  ACQUISITION

On March 21, 2003, the Company effected a reverse acquisition involving Cirmaker Industry Co. ("Cirmaker") and Wrestle-Plex Sports Entertainment, Inc., a Nevada corporation, which subsequently changed its name to Cirmaker Technology Corporation (hereinafter referred to as "CRKT"). Pursuant to the agreement between these parties, CRKT acquired over 80% of the issued and outstanding capital shares of Cirmaker. Pursuant to the terms of the Agreement, CRKT may continue to acquire additional shares

                         CIRMAKER TECHNOLOGY CORPORATION
                                    Footnotes



until it owns 100% of Cirmaker, if such additional shares are tendered to the escrow agent, even though the Agreement has been closed.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders and board of directors of Cirmaker controlled the CRKT common stock and board of directors immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of CRKT and CRKT changed its year end to December 31 to match that of Cirmaker as the accounting acquirer.

NOTE 6  -  PARTNERING  AGREEMENT  AND  COMMITMENT

In December, 2002, Cirmaker entered into a production agreement with IDN Telecom, Inc. ("IDN") whereby Cirmaker agreed to manufacture Set Top Boxes which will be sold by IDN through its affiliations in China. The production agreement requires that Cirmaker invest $25,000,000 in IDN. Management expects that this investment, as well as other manufacturing costs, will be met through revenues from product sales and the sale of common stock in a private offering. Currently, the Company has not received a commitment on any such financing and management can provide no assurance that such a commitment will be obtained.
Management  is  actively  seeking  such  financing.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Business  Plan  for  Next  12  Months
-------------------------------------

We were incorporated on June 1, 2000, under the name Wrestle-plex Sports Entertainment Group, Ltd. with initial business aspirations of training potential professional wrestlers and promoting live wrestling events. We developed Internet web sites for the purpose of selling products related to profession wrestling and for the purpose of down streaming live or recorded wrestling events.

On December 3rd, 2002, we entered into a stock purchase agreement with Cirmaker Industry Co. Ltd., a corporation organized under the Company Law of the Republic of China in 1984. Pursuant to the stock purchase agreement, we obtained over 95% of the issued and outstanding capital shares of Cirmaker and may obtain up to 100% of the issued and outstanding capital shares. The acquisition was consummated in March, 2003. We sold our assets related to professional wrestling to a shareholder, Peter Smith, in exchange for the retirement of all of our old debt and for an indemnify against undisclosed liabilities. The business operations of Cirmaker have now become our primary focus.

Historically, Cirmaker has been in the business of manufacturing a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electrical cooling fans and systems for laptop and personal computers, electrical tools and similar devices.

Most recently, we have been working toward the development of the components and systems that will be necessary to create a national digital television broadcasting network in China. In this effort, through an agreement with IDN Telecom, Inc., we have enjoyed the cooperation of China's State Administration of Radio Film and Television - SARFT - and China's Ministry of Information and Industry (MII).

As the newest addition to its electronic product line, our receivers can convert analog television broadcast signals into digital formats, as well as receive and convert digital and streaming media signals. This type of digital receiver device is required for television subscribers wishing to convert analog signals for digital televisions, and those who wish to receive and view digital signals. Management believes we are the only manufacturer operating in China to have a device that meets all the required standards of Chinese broadcasting agencies and authorities, and we are therefore in a position to receive the required network license from SARFT before any other company. We are also poised to offer our system worldwide as it complies with all international HDTV standards for high definition television. Our digital receivers can meet world market demand as they receive, process, store and broadcast analog, digital and streaming media signals, as well as meet standards to support pay-per-view channels, video-on-demand channels and related signals.

In addition to continued sales of our existing product line and expected sales of digital television receivers in China and worldwide, we have recently developed improved technology in our electrical cooling systems and fans. This effort has been made in anticipation of the industry trend towards the manufacture of smaller laptop and desktop personal computers with larger memory capability and faster central processing unit speeds. Along with this growing trend, the need for smaller and more effective cooling components and systems will increase significantly and is expected to boost our sales revenues of this product line.

Currently, we are developing high-end nano-technology which applies a special semiconductor alloy that cools computer systems more quickly and efficiently.
Management believes that this technology could replace all current cooling exchange units which are traditionally fan engine based units. This new product, if and when complete, could enable a reduction in the general use of more expensive heat resistant computer parts by computer manufacturers, as well as eliminate fan engine noise and reduce component size by half of its current norm.

During the fiscal year end 2004, management plans to continue to enhance our position as a provider of electronic components and systems to a variety of industries. We will also begin to fulfill our existing and projected customer orders for advanced digital television receivers, primarily in major cities located in China. In addition, we will continue with the development and sale of our electrical cooling systems for laptop and personal computers.

In addition, we continue to seek capital that will enable us to complete existing and projected sales orders.

RESEARCH  AND  DEVELOPMENT

We have recently been involved in a research and development effort to develop a digitally capable television receiver box that includes efficient technology transfer techniques and optimal compatibility standards, as well as specific design processes. Our development efforts has resulted in a high-tech product that is capable of meeting the growing demand for a digital television receiver that can simultaneously support SDTV, EDTV, HDTV and MPEG streaming media signals and formats via broadcast, cable modem or Ethernet, or broadband Internet transfer. The creation of this devise and relationship with the Chinese authorities that has been developed by IDN also means that we are the only existing Chinese manufacturer with a tested digital television receiver.

Our recent research and development efforts to improve our laptop and personal computer CPU cooling systems have resulted in a vastly improved and less expensive method for computer cooling. In addition to increased sales of our existing cooling units in recent quarters, we have begun to develop and produce improved electronic cooling components called elastomeric pads that are essentially high-efficiency thermal dispersion units. We are also working with other computer manufacturers in cooperative development efforts to produce and sell this product. This advanced technology is made possible, in part, by combining the elastomeric pads with new materials alloys, creating greatly increased thermal diffusion coefficients. Management expects this new technology to soon become the industry standard for computer cooling systems.

Assets
------

At March 31, 2003, we had cash of $166,051 as compared to $365,930 as of December 31, 2002. At March 31, 2003, trade accounts receivable was $7,322,967 as compared with $5,594,252 as of December 31, 2002. The increase reflects an increase in sales revenue during the first quarter of this year, due to the growth of our new product line. This increase in accounts receivable coupled with investments in the development of these new products also resulted in a decrease in cash.

Fixed assets with a net of accumulated depreciation totaled approximately $5,999,503 as of March 31, 2003, compared to $6,104,777 as of December 31, 2002.
The company also invested in long-term investments of $611,252 during the quarter primarily in IDN Telecom . We also had $531,361 in restricted cash which is cash held in reserve to meet debt covenants, and a small decrease in our inventory due to an increase in our sales.

Liabilities  and  Stockholders'  Equity
---------------------------------------

As of March 31, 2003, we had accounts payable of $3,544,289 as compared to $3,694,055 as of December 31, 2002. In addition, we had accrued expenses of $491,088 as of March 31, 2003 as compared to $489,140 as of December 31, 2002. Management expects accounts payable and receivable to increase in the future as a result of increased orders of CPU cooling systems for laptop and notebook computers. As of March 31, 2003, the long-term debt less current maturities was $1,587,397 as compared to $ 1,597,954 as of December 31, 2002.

Stockholders' equity was $7,666,782 as of March 31, 2003, as compared to $7,535,773 as of December 31, 2002.

Results  of  Operations
-----------------------

We generated $3,738,202 in net sales revenue during the three months ended March 31, 2003. We generated $1,962,840 during the same three months of the prior year. The increase was due to increased orders for CPU cooling systems and cooling fans for laptop and personal computers.

Selling, general and administrative expenses were $314,474 during the three month period ended March 31, 2003 and $262,102 during the same period in the prior year. This increase reflects investments made in research and development, quality control, sales training and increased product marketing.

As  of  March  31,  2003,  we  maintained $166,051 in cash and cash equivalents.
During the three months ended March 31, 2003, we used $729,253 in operating activities and $267,446 in investing activities. Our financing activities provided $796,820 from the sale of common stock and short-term loans.

Management expects cash flows from operations to increase upon the full deployment of our technology in our current markets, during the third and fourth quarters of 2003.

Liquidity
---------

We are currently operating on a profitable basis, however, cash flow from our operations has been negative due to slow collections of accounts receivable. Thus, we have been utilizing loans from a shareholder and our bank to support operations. Management believes that these loans and collections of accounts receivable will contribute to support our business activities over the coming 12 months. However, a recent agreement with IDN Telecom, Inc. has obligated us to invest $25 million through the end of 2004 with IDN to be used for the manufacture and sale of set top boxes for local cable TV in China. Management expects that this investment, as well as other manufacturing costs, will be met through revenues from product sales and the sale of our common stock in a private offering. Currently, we have not received a commitment on any such financing and management can provide no assurance that such a commitment will be obtained. Management is actively seeking such financing.


FORWARD  LOOKING  STATEMENTS

The information contained in this section and elsewhere may at times represent management's best estimates of our future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. Our ability to accomplish our objectives and whether or not we will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

     NONE

ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We issued 8,050,000 shares of restricted common stock to shareholders of Cirmaker Industry Co. Ltd. in exchange for their common stock of Cirmaker in March 2003. During the quarter, we also issued 2,500,000 shares of restricted common stock for cash totaling $60,000 and services related to the acquisition. Also, during the quarter, we issued 250,000 shares of restricted common stock for cash totaling $500,000. We completed these sales pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in the regulation. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3.  DEFAULT  UPON  SENIOR  SECURITIES

     NONE

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     NONE

ITEM 5.  OTHER  INFORMATION

     NONE

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (A)  EXHIBITS

   EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

     10.1          Investment and Cooperation Agreement with IDN Telecom, Inc.
     ----     ------------------------------------------------------------------

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
================================================================================

     (B)  REPORTS  ON  FORM  8-K

          On February 24, 2003 and March 26, 2003, we filed an amendment to our report on Form 8-K filed on December 6, 2002, announcing changes in the terms and conditions of its acquisition of Cirmaker and providing certain financials of Cirmaker Industry Co. Ltd.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Cirmaker  Technology  Corporation

     Date:  June  23,  2003


     By:  /s/  Bill  Liao
          ------------------------------
          Bill  Liao
          Principal  Executive  Officer


     By:  /s/  Steven  D.  Fellows
          ------------------------------
          Steven  D.  Fellows
          Principal  Financial  Officer

                                  CERTIFICATION

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


Date:   June  23,  2003                /s/  Bill  Liao
                                       -------------------------------
                                       Bill  Liao
                                       Chief  Executive  Officer

                                  CERTIFICATION

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


Date:   June  23,  2003                /s/  Steven  D.  Fellows
                                       -------------------------------
                                       Steven  D.  Fellows
                                       Chief  Financial  Officer