Form 10QSB
period 2003-06-30
CIRMAKER TECHNOLOGY CORP
filed 2003-08-15
CIK 1159013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

[ ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from         to

Commission File Number: 333-70156

CIRMAKER TECHNOLOGY CORPORATION
(Exact name of Small Business Issuer as specified in its charter)

Nevada                              98-0228169
(State or other jurisdiction of                                      (IRS Employer
incorporation )                    Identification No.)

2300 W. Sahara Ave., Suite 500-C
Las Vegas, NV                                                                                                                                                 89102
(Address of principal executive offices                  (Zip Code)
Issuer’s telephone number, including area code (702) 947-0106

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,808,000 shares of Common Stock as of June 30, 2003 .

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

Cirmaker Technology Corporation
Consolidated Balance Sheet
(Expressed in US dollars, unless otherwise stated)

(Unaudited)
June 30,
2003

Assets
Cash and equivalents	$559,361
Restricted cash	449,574
Short-term investments	-
Trade accounts receivable, net of allowance for doubtful
accounts of $1,063,782	5,782,716
Inventory	2,156,798
Deferred income tax	203,107
Other current assets	1,060,607

Total current assets	10,212,163

Long-term investments	638,803

Fixed assets, net	6,326,932

Intangible assets	23,195
Deferred income tax	43,965
Other assets	58,432

$17,303,490

Liabilities and stockholders' equity

Bank loans	$3,856,229
Trade accounts payable	2,559,627
Accrued expense	555,770
Other payables and customer deposits	281,692
Deferred income tax	-
Current portion of long-term debt	168,147

Total current liabilities	7,421,465

Long-term debt, less current maturities	1,721,183
Other liabilities	-

9,142,648

Stockholders' equity
Common stock, 25,808,000 shares issued and outstanding	25,808
Additional paid-in capital	7,743,831
Retained earnings	390,498
Accumulated other comprehensive income -
foreign currency translation adjustment	706

8,160,843

$17,303,490

Cirmaker Technology Corporation
Consolidated Statements of Operations
(Expressed in US dollars, unless otherwise stated)
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$8,009,188	$7,340,325	$4,270,986	$5,377,485
Cost of goods sold	(6,798,848)	(6,620,440)	(3,606,333)	(4,969,189)

Gross profit	1,210,340	719,885	664,653	408,296

Selling, general and administrative	845,628	754,726	531,154	492,624
Depreciation and amortization	54,122	41,193	28,243	23,262

Net income from operations	310,590	(76,034)	129,829	(107,590)

Other income (expense)
Interest income	3,364	47,315	2,287	45,660
Interest expense	(120,491)	(135,327)	(78,660)	(98,380)
Other income (loss)	100,916	198,724	37,200	118,670
Exchange gain (loss)	15,303	25,741	42,672	30,328

Net income (loss) before income taxes	309,682	60,419	133,328	(11,312)

Income tax (expense)	(78,958)	(160,599)	(34,869)	(142,666)

Net income	$230,725	$(100,180)	$98,459	$(153,978)

Weighted average number of
common shares outstanding - basic and fully diluted	25,808,000	15,008,000	25,808,000	15,008,000

Net income per share - basic and fully diluted	$0.01	$(0.01)	$0.00	$-

Cirmaker Technology Corporation
Consolidated Statements of Cash Flow
(Expressed in US dollars, unless otherwise stated)
(Unaudited)

	For the six months ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,725	$	(100,180)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Unrealized loss on reduction of short-term investments to market	-		464
Depreciation and amortization expense	54,122		203,312
Bad debts expense	-		-
Change in assets and liabilities:
(Increase) decrease in restricted cash	209,535		-
Notes and accounts receivable	116,978		(1,406,316)
Inventories	586,057		(230,654)
Deferred income tax	76,218		-
Prepayments and other current	(821,460)		753,781
Other assets	290,597		124,146
Notes and accounts payable	(1,134,428)		1,641,130
Accrued expenses	234,370		284,731
Other liabilities	(173,990)		211,136
Other payables and collected in advance	138,481		-

Net cash provided by (used in) operating activities	(192,796)		1,481,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investment	12,792		(15,132)
Purchase of fixed assets	(222,560)		(667,535)
Purchase of long-term investment	(473,310)		(39,060)
(Increase) decrease in intangible assets	(941)		(2,775)

Net cash provided by investing activities	(684,019)		(724,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term loans	387,017		442,724
Increase (decrease) in long-term loans	123,229		150,035
Sale of common stocks	560,000		-
(Decrease) increase in loan from shareholders	-		(618,110)

Net cash provided by financing activities	1,070,246		(25,351)

Net decrease in cash and bank deposits	193,431		731,697

Cash and bank deposits at beginning of the period	365,930		20,355

Cash and bank deposits at end of the period	$559,361		$752,052

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for interest	$128,397		$123,323

Cash paid during the year for income tax	$-		$77,004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On December 3, 2002, we entered into a stock purchase agreement with Cirmaker Industry Co. Ltd., a corporation organized under the Company Law of the Republic of China in 1984. Pursuant to the stock purchase agreement, we obtained approximately 79% of the issued and outstanding capital shares of Cirmaker and may obtain up to 100% of the issued and outstanding capital shares. The acquisition was consummated in March, 2003. T he business operations of Cirmaker have now become our primary focus.

Historically, Cirmaker has been in the business of manufacturing a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electrical cooling fans and systems for laptop and personal computers, electrical tools and similar devices. More recently, Cirmaker has focused its efforts on two primary product lines, Digital TV Receivers and Computer Dispersion Systems.

Digital TV Receivers

We have been working toward the development of the components and systems that will be necessary to create a national digital television broadcasting network in China. In this effort, through an agreement with IDN Telecom, Inc., we have been working with China’s State Administration of Radio Film and Television – SARFT – and China’s Ministry of Information and Industry (MII).

We recently completed delivery of the first batch of 3,000 digital TV receiver units to China. We expect to deliver incrementally larger batches in the future according to our existing agreement with IDN Telecom, Inc.

As the newest addition to our electronic product line, our receivers can convert analog television broadcast signals into digital formats, as well as receive and convert digital and streaming media signals. This type of digital receiver device is required for television subscribers wishing to convert analog signals to digital signals and receive digital programming. Management believes we are the only manufacturer operating in China to have a device that meets all the required standards of Chinese broadcasting agencies and authorities, and we are therefore in a position to receive the required network license from SARFT before any other company. We are also poised to distribute our system worldwide as it complies with all international HDTV standards for high definition television. The system receives, processes, stores and broadcasts analog, digital and streaming media signals, and it supports pay-per-view as well as video-on-demand channel signals.

Computer Dispersion Systems

In addition to continued sales of our existing product line and expected sales of digital television receivers in China and worldwide, we have recently developed improved technology in our electrical cooling systems. Since March 2003, we have increased shipments of our cooling systems to major computer manufacturers. The industry is trending toward the manufacture of smaller laptop and desktop personal computers with larger memory capability and faster central processing unit speeds. Along with this growing trend, we expect an increase in the need for smaller and more effective cooling components and systems.

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

Future Outlook

During the remaining half of 2003 and into 2004, management plans to continue to enhance our position as a provider of electronic components and systems to a variety of industries. We will also begin to fulfill our existing and projected customer orders for advanced digital television receivers, primarily in major cities located in China. In addition, we will continue with the development and sale of our electrical cooling systems for laptop and personal computers.

In addition, we continue to seek capital that will enable us to complete existing and projected sales orders.

Research and Development

We have recently been involved in a research and development effort to develop a digitally capable television receiver box that includes efficient technology transfer techniques and optimal compatibility standards, as well as specific design processes. Our development efforts have resulted in a high-tech product that is capable of meeting the growing demand for a digital television receiver that can simultaneously support SDTV, EDTV, HDTV and MPEG streaming media signals and formats via broadcast, cable modem or Ethernet, or broadband Internet transfer.

Our recent research and development efforts to improve our laptop and personal computer CPU cooling systems have resulted in an improved and less expensive method for computer cooling. In conjunction with other computer manufacturers, we have begun to develop and produce improved electronic cooling components called elastomeric pads that are essentially high-efficiency thermal dispersion units. This advanced technology is made possible, in part, by combining the elastomeric pads with new alloys, creating greatly increased thermal diffusion coefficients. While no assurance can be given, management expects that this new technology will become the industry standard for computer cooling systems.

As a result of our research and development work, we hold patents for the computer CPU cooling systems in Taiwan, Japan and the P.R.C. with pending patent applications in Korea and the U.S.A.

Assets

At June 30, 2003, we had cash of $559,361 as compared to $365,930 as of December 31, 2002. The increase in cash reflects the Company’s net income and approximately $1 million received through financing activities. These positive cash flows were off-set by the purchase of operating equipment and long-term investments and the payment of approximately $1 million of notes and accounts payable.

At June 30, 2003, trade accounts receivable totaled $5,782,716 as compared with $5,594,252 as of December 31, 2002. Receivables have improved slightly as a percentage of annualized sales over the prior year six month period notwithstanding the fact that collections during the first half of 2003 were generally slowed by the SARS epidemic..

Fixed assets, net of accumulated depreciation, totaled approximately $6,326,932 as of June 30, 2003 compared to $6,104,777 as of December 31, 2002. We invested approximately $222,560 in the last six months in a press machine and other equipment. We also held a long-term investment at June 30, 2003 of $638,803. We had $449,574 in restricted cash which is cash held in reserve to meet debt covenants. Inventory was $2,156,798 at June 30, 2003 compared to $2,742,855 at December 31, 2002. The decline in inventory is due to a change in business focus to CPU Dispersion Systems which are higher profit margin products and away from DVD and VCD player production. Consequently, we no longer need to keep in inventory the semi-finished goods for DVD and VCD production.

Liabilities and Stockholders’ Equity

As of June 30, 2003, we had accounts payable of $2,559,627 as compared to $3,694,055 as of December 31, 2002. As previously discussed, the change in business focus to CPU Dispersion Systems has resulted in a higher amount of cash purchases of raw materials such as copper, brass and aluminum. This has significantly decreased our accounts payable compared to the prior year.

In addition, we had accrued expenses of $555,770 as of June 30, 2003 as compared to $489,140 as of December 31, 2002. Management expects accounts payable and receivable to increase in the future as a result of increased orders of CPU cooling systems for laptop and notebook computers. As of June 30, 2003, the long-term debt less current maturities was $1,721,183 as compared to $1,597,954 as of December 31, 2002.

Stockholders’ equity was $8,160,843 as of June 30, 2003, as compared to $7,535,773 as of December 31, 2002.

Results of Operations and Cash Flows

We generated $8,009,188 and $4,270,986 in sales revenue during the six and three month periods ended June 30, 2003, respectively and $7,340,325 and $5,377,485 during the same two periods in the prior year. The increase during the six month period was due to increased orders for CPU cooling systems for laptop and personal computers, mostly in the first quarter of 2003. Sales slowed slightly in the second quarter primarily due to the SARS epidemic period.

Selling, general and administrative expenses were $845,628 and $531,154 during the six and three month periods ended June 30, 2003, respectively, and were $754,726 and $492,624 during the same periods in the prior year.

As of June 30, 2003, we maintained $559,361 in cash and cash equivalents. During the six months ended June 30, 2003 we used $192,796 in operating activities which included payments of $1,134,428 of notes and accounts payable. During the same period we also used $684,019 in investing activities for the purchase of equipment and investments and our financing activities provided $1,070,246 mainly from the sale of common stock and an increase in short-term loans.

Liquidity

We are currently operating on a profitable basis; however, cash flows have been negative due to repayment of the company’s debts during the period off-setting the positive operating cash flows. Thus, we have been utilizing loans from a shareholder and our bank to support operations. Management believes that these loans and collections of accounts receivable will contribute to support our business activities over the coming 12 months. However, a recent agreement with IDN Telecom, Inc. has obligated us to invest $25 million through the end of 2004 with IDN which will be used for the assembly and sale of set top boxes for local cable TV in China. Management expects that this investment, as well as other manufacturing costs, will be met through a combination of increased revenues from product sales and the sale of our common stock in private offerings. Currently, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained. Management is actively seeking such financing.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Bill Liao, and our Chief Financial Officer, Mr. Steven D. Fellows. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

    None

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.      OTHER INFORMATION

                            None

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

Exhibit Number	Description of Exhibit
31.1 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    REPORTS ON FORM 8-K
None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cirmaker Technology Corporation

Date:     August 14, 2003

            By:     /s/  Bill Liao___________
                     Bill Liao
    Principal Executive Officer

            By:     /s/  Steven D. Fellows___
                     Steven D. Fellows
    Principal Financial Officer

