Form 10KSB/A
period 2002-07-31
CIRMAKER TECHNOLOGY CORP
filed 2003-09-22
CIK 1159013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB/A

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the fiscal year ended July 31, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

       Commission File No. 333-70156

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, LTD.
(Exact name of Registrant as specified in its charter)

NEVADA                        98-0228169
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                                                                                                                 Identification Number)

#314-837 West Hastings Street
Vancouver, B.C.                V6C 1B6
(Address of principal executive offices)               (Zip Code)

Registrant’s telephone number, including area code:     (604) 633-1490

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ending July 31, 2002 were $ 0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 31, 2002 is $ 1,252,000.

The number of shares of the issuer’s Common Stock outstanding as of July 31, 2002 is 15,008,000.

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

The large scale promotions are sponsored by Vincent McMahon’s Worldwide Wrestling Federation (the “WWF”), We have no business affiliation with the WWF. The smaller promoters, although lacking in organization, sophistication, and industry experience can be successful. There is room in the market for professional wrestling exhibitions and training centers in both large and small markets from coast to coast.The popularity of the wrestling industry generally is aptly demonstrated by television ratings and merchandise sales experienced by the WWF.

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

The downloading of live wrestling footage for money is an unexplored market. The industry’s largest, and only large competitor, the WWF, has an enormous market in the sale of videos and the licensing and sale of pay-per-view events. Thus, they, and their fans, would have little interest in a downloading market strategy. On the other hand, the independent wrestling industry is very rarely televised, and taped events are largely unavailable for purchase. Those taped events that can be purchased are only available through mail order. Thus, we believe a significant market opportunity exists in offering downloadable footage from an independent wrestling product. From the perspective of the fan, that footage would be completely unavailable in stores, and would offer a product unlike that which is available through the mainstream marketplace including WWF tapes and pay-per-view events.

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

We plan to initiate activities in the Pacific Northwest. There are three notable independent promotions that current operate in that same area. In Vancouver, BC, the Extreme Canadian Championship Wrestling (ECCW) group operates very small-scale performances year round in and around the Vancouver area and maintains a small training facility in the city of Langely (BC). It has an internet web-site at www.eccw.com.  Through its web-site, the ECCW offers a variety of wrestling products for sale, but no on-line merchandizing. Live shows draw an estimated 50-200 fans per show. Even as independent promotions go, ECCW is considered very low budget.

In Tacoma, WA, a group called International Championship Wrestling (ICW) operates a monthly live show and a professional wrestling school. It also maintains an Internet web-site at www.icw.com . Its monthly show draws an average fan base of 300-500 people. The promotion has generally stayed within the Tacoma area, and has maintained its current venue without significant expansion for at least the last two years.

In Portland, Oregon, the Portland Wrestling group has held a handful of shows (2-5) over the last year. It also maintains a wrestling school, and an Internet web-site at www.portlandwrestling.com . It has become relatively inactive in recent times, and may discontinue operations altogether.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operations:

Plan of Operations for the Next 12 Months

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

Funds received from our private offerings have provided us with enough funds to execute the initial stages of our business plan which includes the initial development of our two primary internet web sites, and product and logo development for some of our key anticipated performers. Under currently anticipated budgetary constraints, and assuming we fail to generate any revenues in the next twelve months, we anticipate that we will have two partially operational Internet web sites, being Wrestle-plex.com and Allstarwrestling.com, maintain training facilities in two locations, and hold up to six live professional wrestling events in the next twelve months. These estimates are based on securing voluntary time investment from Mr. Shawn Price, incoming tuition revenue from student wrestlers, a modest initial budget of $1,000 per live performance which covers rent, performers, and limited promotional costs, the ongoing services from our officers and directors and the services of other volunteer labor.

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $10,000. We had a working capital deficit of $47,605 as of July 31, 2002, compared to a working capital deficit in the amount of $130 as of July 31, 2001. Accordingly, we currently have insufficient working capital to pursue our plan of operations. We plan on obtaining the required operating capital through a loan from one or more of our shareholders, although none of our shareholders are under a legal obligation to make such a loan . The principal terms of any such loan would most likely be payment of principal upon demand after 24 months. Interest would be paid annually and would accrue at the rate of 7.5% per annum. The cash on hand we have at the present time will sustain the operations of Wrestle-plex for approximately 30 days. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above. Following this time period and other than the short term loans we anticipate from our shareholders, we have not identified any source of long-term liquidity. In the event, we are unable to obtain sufficient working capital in the next several months to support our business plan, we will be unable to operate our business and we will most likely seek out other business opportunities.

Cash Flow

Our net loss for the fiscal year ended July 31, 2002 increased from $23,848 to $49,024 for the fiscal year ended July 31, 2001. This increase was largely due to our expenditure of professional fees incurred in filing our form SB2 with the Securities and Exchange Commission and thus going public, along with the expenses of maintaining that registration and getting our stock up and trading on the Over The Counter Bulletin Board. We were able to finance these losses largely through loans from shareholders, without selling any stock. In this reported time period, we invested only a small amount on a computer system for our operations.

Critical Accounting Policies

a)    Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

c)    Property and Equipment

Property and equipment comprises wrestling equipment and sound system equipment which are recorded at cost, and depreciated using the straight line method over their estimated useful lives as follows:

Wrestling equipment – three years
Sound system equipment – three years
Computer equipment – three years

d)    Intangible Assets

Intangibles, which comprise the rights to the Company logo and website domain names, are recorded at cost, and amortized over the estimated useful life of three years.

e)    Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

f)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

g)    Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

h)    Revenue Recognition

The Company intends to recognize revenue from product sales, and fee and commission arrangements at the time the sales occur or the fees and commissions are earned.

i)    Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and loans payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

j)    Net Loss Per Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

k)    Impairment of Long-Lived Assets

The Company reviews long-lived assets including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is based on the sum of undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Forward-Looking Statements:

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

F1

AUDITORS' REPORT

To the Directors
Wrestle-Plex Sports Entertainment Group, Inc.
(A development stage company)

We have audited the balance sheets of Wrestle-Plex Sports Entertainment Group, Inc. (a development stage company) as at July 31, 2002 and 2001, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders’ equity for the years ended July 31, 2002 and 2001, and for the period from inception, June 1, 2000, to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $72,872 since inception, and, as at July 31, 2002, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                          "Morgan & Company"

October 28, 2002                                                                                                                             Chartered Accountants

Tel:  (604) 687-5841                                                                                                                         P.O. Box 10007 Pacifice Centre
Fax:  (604) 687-0075                                                                                                                  Suite 1488 - 700 West Georgia Street
                                                                                                                                                               Vancouver, B.C.  V7Y 1A1

F2

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JULY 31
	2002	2001

ASSETS

Current
Cash	$1,009	$2,986
Advances receivable	-	4,507
Prepaid expenses	2,860	2,860

	3,869	10,353

Property And Equipment (Note 3)	4,336	4,800
Website Development Costs	1,713	2,570
Intangible Assets (Note 4)	684	912

	$10,602	$18,635

LIABILITIES

Current
Accounts payable	$18,670	$10,483
Loans payable	32,804	-

	51,474	10,483

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
50,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
15,008,000 common shares	15,008	15,008

Additional paid-in capital	16,992	16,992

Deficit Accumulated During The Development Stage	(72,872)	(23,848)

	(40,872)	8,152

	$10,602	$18,635

F3

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)

INCEPTION
JUNE 1
YEARS ENDED 2000 TO
JULY 31 JULY 31
	2002	2001	2002

Expenses
Depreciation and amortization	$2,653	$1,428	$4,081
Consulting	8,835	5,000	13,835
Professional fees	34,364	11,932	46,296
Office and sundry	2,862	1,934	4,796
Travel	310	3,554	3,864

Net Loss For The Period	(49,024)	(23,848)	$(72,872)

Deficit Accumulated During The Development Stage, Beginning Of Period	(23,848)	-

Deficit Accumulated During The Development Stage, End Of Period	(72,872)	$(23,848)

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	15,008,000	14,583,333

F4

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

INCEPTION
JUNE 1
YEARS ENDED 2000 TO
JULY 31 JULY 31
	2002	2001	2002

Cash Flows From Operating Activities
Net loss for the period	$(49,024)	$(23,848)	$(72,872)

Adjustments To Reconcile Net Loss To Net Cash From Operating Activities
Advances receivable	4,507	(4,507)	-
Accounts payable	8,187	10,483	18,670
Depreciation and amortization	2,653	1,428	4,081

	(33,677)	(16,444)	(50,121)

Cash Flows From Financing Activities
Common stock issued	-	22,000	22,000
Loans payable	32,804	-	32,804

	32,804	22,000	54,804

Cash Flows From Investing Activities
Website development costs	-	(2,570)	(2,570)
Purchase of capital assets	(1,104)	-	(1,104)

	(1,104)	(2,570)	(3,674)

Increase (Decrease) In Cash	(1,977)	2,986	1,009

Cash, Beginning Of Period	2,986	-	-

Cash, End Of Period	$1,009	$2,986	$1,009

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

On June 24, 2000, the Company issued 10,000,000 common shares to a director in exchange for certain assets with a carry-over value of $10,000.

F5

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

JULY 31, 2002 AND 2001
(Stated in U.S. Dollars)

	COMMON STOCK

	Number		Additional
	Of		Paid-In
	Shares	Amount	Capital	Deficit	Total

Issued for assets at $0.001	10,000,000	$10,000	$-	$-	$10,000

Balance, July 31, 2000	10,000,000	10,000	-	-	10,000

Issued for cash at $0.004	5,000,000	5,000	15,000	-	20,000

Issued for cash at $0.25	8,000	8	1,992	-	2,000

Net loss for the period	-	-	-	(23,848)	(23,848)

Balance, July 31, 2001	15,008,000	15,008	16,992	(23,848)	8,152

Net loss for the year	-	-	-	(49,024)	(49,024)

Balance, July 31, 2002	15,008,000	$15,008	$16,992	$(72,872)	$(40,872)

F6

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2002 AND 2001
(Stated in U.S. Dollars)

1.       NATURE OF OPERATIONS
  Organization
                      The Company was incorporated in the state of Nevada, U.S.A. on June 1, 2000.

                b.   Development Stage Activities and Going Concern

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

         Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the business operations under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

F7

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.        SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  Development Stage Company

   The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The
   Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

               b.   Use of Estimates

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

         c.   Property and Equipment

   Property and equipment comprises wrestling equipment and sound system equipment which are recorded at cost, and depreciated using the straight line method over their estimated useful lives as follows:

Wrestling equipment – three years
Sound system equipment – three years
Computer equipment – three years

         d.    Intangible Assets

   Intangibles, which comprise the rights to the Company logo and website domain names, are recorded at cost, and amortized over the estimated useful life of three years.

F8

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e)    Software Development Costs

   Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the
   Company’s website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

f)      Impairment of Long-Lived Assets

    The Company reviews long-lived assets including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is based on the sum of undiscounted cash flows expected to be generated by the asset . If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

g)       Income Taxes

    The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).
    This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

h)       Stock Based Compensation

    The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

i)      Revenue Recognition

     The Company intends to recognize revenue from product sales, and fee and commission arrangements at the time the sales occur or the fees and commissions are earned.

F9

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

  j)    Financial Instruments

    The Company’s financial instruments consist of cash, accounts receivable and loans payable.

    Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

k)       Net Loss Per Share

    The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented. At July 31, 2002, the Company does not have any stock options outstanding. The Company has not issued any stock options.

3.    PROPERTY AND EQUIPMENT

	2002	2001
Wrestling equipment	$4,000	$4,000
Sound system equipment	2,000	2,000
Computer equipment	1,104	-

	7,104	6,000
Less: Accumulated depreciation	(2,768)	(1,200)

	$4,336	$4,800

4.    INTANGIBLE ASSETS

	2002	2001

Cost	$1,140	$1,140
Less: Accumulated amortization	(456)	228

	$684	$912

F10

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2002 AND 2001
(Stated in U.S. Dollars)

5.    RELATED PARTY TRANSACTIONS

 On June 24, 2000, the Company issued 10,000,000 to a director for assets with a carry-over cost of $10,000. The assets consisted of the following:

Property and equipment	$6,000
Intangible assets	1,140
Promotional supplies	2,860

$10,000

F11

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

PART III

Item 9. Directors and Executive Officers of the Registrant

Our executive officers and directors and their respective ages as of October 29, 2002 are as follows:

Directors :

Name of Director         Age
----------------------              -----

Fabio Chiesa                                          34

Raymond John Demman                         38

Executive Officers :

Name of Officer     Age     Office
--------------------                  -----             -------

Fabio Chiesa                            34                 president

Raymond John Demman           38                 secretary/treasurer

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

16

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

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                     Number     Transactions       Known Failures
                                                                     Of late        Not Timely        To File a
Name and principal position                          Reports       Reported           Required Form
-------------------------------------------   -----------   ---------------   ---------------------
Fabio Chiesa, President                                    0                      0                           1
Raymond John Demman                                   0                      0                           1

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Fabio Chiesa	President and Director	2000-2001 2001-2002	$0.00 $0.00	0 0	0 0	0 0	0 0	0 0	0 0
Raymond John Demman	Secretary, Treasurer And Director	2000-2001 2001-2002	$0.00 $0.00	0 0	0 0	0 0	0 0	0 0	0 0

17

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

           Name and address        Number of Shares                        Percentage of
Title of class        of beneficial owner                  of Common Stock                        Common Stock

Common Stock      Pete Smith                                       10,000,000        66.6%
           #314-837 W. Hastings
           Vancouver, B.C.
           V6C 1B6

Common Stock                       Fabio Chiesa (1)                                     0                                        0%
           #314-837 W. Hastings
           Vancouver, B.C.
           V6C 1B6

Common Stock                       Raymond John Demman (1                     0                                        0%
           #314-837 W. Hastings
           Vancouver, B.C.
           V6C 1B6

Common Stock       Directors and Officers as                         0                                         0%
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

18

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

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

None

(b) Exhibits
3.1.          Articles of Incorporation (1)
3.2.          By-laws (1)
4.1           Share Certificate (2)
99.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                            1350, as adopted pursuant to Section 906 of     the Sarbanes-Oxley Act of
                            2002
     99.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                            Act of 2002

(1)    Previously filed as an exhibit to the Form SB-2 on September 26, 2001.
(2)    Previously filed as an exhibit to Amendment No. 1 to the Form SB-2 on January 8, 2002.

19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, LTD.

By:    _/s/____Bill Liao_____________
    Bill Liao, Chief Executive Officer
                       Date: September 5, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      _/s/__Bill Liao ______________
Bill Liao
                         Chief Executive Officer
                         Date: September 5, 2003

By:            _/s/__Steven D. Fellows _______
Steven D. Fellows
                         Chief Financial Officer
                          Date: September 5, 2003

20