Form 10QSB/A
period 2003-01-31
CIRMAKER TECHNOLOGY CORP
filed 2003-09-22
CIK 1159013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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
Las Vegas, NV_______                                                                                                                       89102____
(Address of principal executive offices                               (Zip Code)

Issuer’s telephone number, including area code (702) 312-6255

Wrestle-plex Sports Entertainment Group, Ltd.
#314-837 West Hastings Street, Vancouver, B.C. V6C 1B6
                      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,008,000 shares of Common Stock as of January 31, 2003 .

1

PART 1 – FINANCIAL INFORMATION

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

2

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2003
(Stated in U.S. Dollars)
(Unaudited)

F1

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

JANUARY 31 JULY 31
	2003	2002

ASSETS

Current
Cash	$-	$1,009
Prepaid expenses	-	2,860

		3,869

Property And Equipment	-	4,336
Website Development Costs	-	1,713
Intangible Assets	-	684

	$-	$10,602

LIABILITIES

Current
Accounts payable	$48,355	$18,670
Loans payable	81,690	32,804

	130,045	51,474

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
50,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
15,008,000 common shares	15,008	15,008

Additional paid-in capital	16,992	16,992

Deficit Accumulated During The Development Stage	(162,045)	(72,872)

	(130,045)	(40,872)

	$-	$10,602

F2

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
(Stated in U.S. Dollars)
(Unaudited)

INCEPTION
JUNE 1
THREE MONTHS ENDED			SIX MONTHS ENDED		2000 TO
JANUARY 31			JANUARY 31		JANUARY 31
	2003	2002	2003	2002	2003

Expenses
Depreciation and amortization	$663	$485	$1,326	$842	$5,407
Consulting	-	-	1,272	-	15,107
Professional fees	95,783	6,848	101,966	14,163	148,262
Office and sundry	-	38	1,849	373	6,645
Travel	-	-	-	-	3,864

Loss Before The Following	96,446	7,371	106,413	15,378	179,285

Gain On Sale Of Assets	(17,240)	-	(17,240)	-	(17,240)

Net Loss For The Period	79,206	7,371	89,173	15,378	$162,045

Deficit Accumulated During The Development Stage, Beginning Of Period	82,839	31,855	72,872	23,848

Deficit Accumulated During The Development Stage, End Of Period	$162,045	$39,226	$162,045	$39,226

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	15,008,000	15,008,000	15,008,000	15,008,000

F3

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	THREE	SIX	INCEPTION
	MONTHS	MONTHS	JUNE 1
	ENDED	ENDED	2000 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2003	2003	2003
Cash Flows From Operating Activities
Net loss for the period	$(79,206)	$(89,173)	$(162,045)

Adjustments To Reconcile Net Loss To Net Cash From Operating Activities
Gain on sale of assets	(17,240)	(17,240)	(17,240)
Accounts payable	29,353	29,685	48,355
Depreciation and amortization	663	1,326	5,407

	(66,430)	(75,402)	(125,523)

Cash Flows From Financing Activities
Common stock issued	-	-	22,000
Loans payable	40,488	48,886	81,690
Proceeds on sale of assets	25,942	25,942	25,942

	66,430	74,828	129,632

Cash Flows From Investing Activities
Website development costs	-	-	(2,570)
Purchase of capital assets	-	-	(1,104)

	-	-	(3,674)

Increase (Decrease) In Cash	-	(574)	435

Cash, Beginning Of Period	435	1,009	-

Cash, End Of Period	$435	$435	$435

F4

WRESTLE-PLEX SPORTS ENTERTAINMENT GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.     BASIS OF PRESENTATION

      The unaudited financial statements as of January 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2002 audited financial statements and notes thereto.

2.     NATURE OF OPERATIONS

                a.   Organization

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

F5

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

             a.   Development Stage Company

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

Wrestling equipment – five years
Sound system equipment – five years
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

5.      ACQUISITION AGREEMENT

             Pursuant to a stock purchase agreement, dated December 3, 2002, as amended, the Company has agreed to purchase a minimum of 80% of the issued and outstanding shares of Cirmaker Industry Co. Ltd. (“Cirmaker”), incorporated under the
            Company Law of the Republic of China. Under the terms of the agreement, the Company will issue one common share for every two Cirmaker common shares tendered, for the first 80% tendered. For every one percent of Cirmaker common shares tendered beyond the 80% threshold, the Company will issue an additional 250,000 common shares. The offer to exchange shares pursuant to the agreement extends for a period of six months from the date of the initial issuance of shares which is subject to a minimum of 80% of the Cirmaker shares being tendered.

6.      SUBSEQUENT EVENTS

              Subsequent to January 31, 2003:

              a)    The Company issued 8,050,000 common shares in consideration of shares of Cirmaker tendered pursuant to the agreement referred to in Note 7.

              b)    The Company’s name was changed to Cirmaker Technology Corporation.

              c)    The Company has issued 2,500,000 common shares for cash proceeds of $60,000.

              d)    The Company has issued 250,000 common shares for total cash proceeds of $500,000 pursuant to the agreement referred to in Note 4.

F8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Plan for Next 12 Months

The small business issuer (the “Issuer”) was incorporated on June 1, 2000, under the name Wrestle-plex Sports Entertainment Group, Ltd. with initial business aspirations of training potential professional wrestlers and promoting live wrestling events. The Issuer developed Internet web sites for the purpose of selling products related to profession wrestling and for the purpose of down streaming live or recorded wrestling events.

On December 3rd, 2002, the Issuer entered into a stock purchase agreement with Cirmaker Industry Co. Ltd., a corporation organized under the Company Law of the Republic of China in 1984 (“Cirmaker”). Pursuant to the stock purchase agreement, the Issuer has obtained over 95% of the issued and outstanding capital shares of Cirmaker and may obtain up to 100% of the issued and outstanding capital shares. The acquisition was consummated in March, 2003, subsequent to the end of the reporting period. The Issuer has sold its assets related to professional wrestling and the business operations of Cirmaker have become the Issuer’s primary focus. Management expects the necessary financial information regarding Cirmaker and the acquisition to be filed shortly.

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

In December, 2002, Cirmaker entered into an Investment and Cooperation Agreement with IDN Telecom, Inc. (“IDN”) whereby Cirmaker agreed to manufacture up to 4,000,000 Set Top Boxes. A Set Top Box is a component of digital cable TV service manufactured to specifications of cable TV service in China. Under the agreement, the Set Top Boxes are to be sold by IDN through its affiliations in China. Gross proceeds from these product sales are estimated in the agreement to be $240,000,000 with a minimum profit margin before tax to Cirmaker of 20%. T here is, however, no assurance that Cirmaker will receive a minimum profit margin of 20%. The sales and profit margin are based on certain assumptions and assurances made in the agreement between the parties, including that:

1.    IDN will sell the 4 million Set Top Boxes in China for approximately $200 million, although the actual product price has been left to a separate agreement to be made at a later time between the parties;

2.    IDN’s assurances that whatever the final terms of the product price and sale, Cirmaker will make a minimum of 20% profit before tax from the orders, provided that Cirmaker reasonably controls its cost.

The products will be produced pursuant to a delivery schedule over the next four years.

The production agreement requires that Cirmaker set up a manufacturing facility in China and invest $25,000,000 in IDN. These expenses as well as other manufacturing costs are expected to be met in part through the sale of our common stock. During the reported quarter, Cirmaker entered into such an agreement with China Century Investment Corporation (“China Century”). Under this stock purchase agreement, China Century was to purchase a minimum of 2,500,000 shares for an investment in the Issuer of $5,000,000 by March 31, 2003, the total of all purchases was to be completed on or before December 31, 2003. This agreement was subsequently cancelled and another group purchased the initial $500,000 in exchange for 250,000 common shares of the Issuer in the place of China Century. The Company is continuing to search for other such sources of capital; although none have been identified at this time.

Cirmaker has arranged with a third party for the manufacturing facility in China to handle the manufacturing of the Set Top Boxes. This arrangement is on a contract basis and will require no capital expenditures by the Company. If this third party manufacturing arrangement fails and Cirmaker is otherwise unable to arrange or set up this facility or invest in IDN as required by this agreement, the parties have agreed to negotiate in good faith; however, a breach of the Agreement gives the other party the right to terminate the Agreement and a claim against the breaching party to compensate any losses incurred by the other party. In the event that we breach the Investment and Cooperation Agreement with IDN, we would be liable for any losses IDN incurred, including costs of litigation, if brought.

Over the next 12 months, the Issuer expects to continue the day to day business operations of Cirmaker with a major focus on the manufacture of the Set Top Boxes pursuant to the requirements of the production agreement. We have substantial funding requirements that will need to be met if we are to meet our obligations as set forth in the production agreement. We believe that these requirements will be met during the next 12 months by purchases of our common shares; although no such arrangement has been made or can be assured. Otherwise, we will need to raise additional working capital through the sale of our capital stock in either public or private offerings in order to continue to meet our obligations under the production agreement and to meet other liquidity needs that will exist.

Increase in Net Loss

During the Six months ended January 31, 2003, the Issuer’s net loss increased from $15,378 to $89,173. This increase was largely due to an increase in professionals fees, mostly resulting from services related to the acquisition of Cirmaker. The net loss was reduced somewhat due to the sale of Issuer’s wrestling assets to one of its shareholders as described below.

Sale of Wrestling Related Assets

On January 31, 2003, the Issuer agreed to sell to Mr. Peter Michael Smith, its largest shareholder, all of its wrestling related assets, including its:

•    Professional wrestling ring, including canvass, ring aprons, and ropes.
•    Complete sound system, including three speakers, three speaker stands, one microphone, and miscellaneous sound equipment.
•    The Internet address www.wrestle-plex.com

•    The Internet address www.allstarwrestling.com
•    One Wrestle-plex logo.
•    One All Star Wrestling logo.
•    All print material developed in connection with All Star Wrestling by Pete Smith, including posters, autograph cards, and event programs, including the right to use templates for such material for future product development.

The sale also involved the payment to Mr. Smith of $25,000, all in exchange for Mr. Smith’s assumption and retirement of the Issuers debt and for Mr. Smith’s agreement to indemnify the Issuer against undisclosed liabilities.

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

  None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.    OTHER INFORMATION

                          None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
10.1	Stock Purchase Agreement between the Issuer and Cirmaker dated December 3, 2002. (1)
10.2	Asset Sale Agreement between the Issuer and Peter Michael Smith dated January 31, 2003.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

Cirmaker Technology Corporation

Date:     September 5, 2003

             By:           /s/    Bill Liao
                    Bill Liao
   Principal Executive Officer

By:            /s/  Steven D. Fellows
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

(4)   The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)          evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls;
             and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)    The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 5, 2003          __/s/__Bill Liao ___
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

(4)    The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record,   process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)    The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 5, 2003          _/s/__Steven D. Fellows ___
                                                Steven D. Fellows
                              Chief Financial Officer