Form 10QSB
period 2003-09-30
CIRMAKER TECHNOLOGY CORP
filed 2003-11-21
CIK 1159013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                          Commission File No. 333-70156


                         CIRMAKER TECHNOLOGY CORPORATION
                         -------------------------------


        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Nevada                                               98-0228169
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


            1230 Avenue of the Americas, 7th Floor New York, NY 10020
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (917) 639-4098
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 2003 are as follows:


          Class of Securities                  Shares Outstanding
          -------------------                  ------------------
     Common Stock, $0.001 par value                25,783,949

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                         CIRMAKER TECHNOLOGY CORPORATION


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     Assets
                                     ------
Current assets
     Cash and cash equivalents                                      $    216,628
     Restricted cash                                                     461,564
     Trade accounts receivable                                         6,211,432
     Inventory                                                         2,575,578
     Deferred income taxes and other current assets                      758,399
                                                                    ------------

          Total current assets                                        10,223,601

Long-term investments                                                  1,056,394
Property, plant and equipment - net                                    6,119,460
Deferred income taxes and other assets                                   228,929
                                                                    ------------

          Total assets                                              $ 17,628,384
                                                                    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities
     Current portion of long-term debt                              $    292,009
     Notes payable                                                     3,445,666
     Trade accounts payable                                            3,137,087
     Accrued expenses and other payables                               1,183,251
     Due to stockholders                                                 415,475
                                                                    ------------
          Total current liabilities                                    8,473,488

Long-term debt                                                         1,495,408
                                                                    ------------
          Total liabilities                                            9,968,896
                                                                    ------------

Minority interest                                                      1,533,483
                                                                    ------------

Commitments and contingencies

Stockholders' equity
     Preferred stock                                                       -
     Common stock                                                         25,808
     Additional paid-in capital                                        6,318,503
     Deficit                                                             (81,628)
     Accumulated other comprehensive income - foreign currency
         translation adjustment                                         (136,654)
                                                                    ------------
                                                                       6,126,029
           Less : treasury stock                                             (24)
                                                                    ------------
           Total stockholders' equity                                  6,126,005
                                                                    ------------
           Total liabilities and stockholders' equity               $ 17,628,384
                                                                    ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Nine Months Ended              Three Months Ended
                                                September 30,                   September 30,
                                                -------------                   -------------

                                            2003            2002            2003            2002
                                            ----            ----            ----            ----
Net sales                              $ 11,372,279    $ 11,888,184    $  3,363,091    $  4,547,859

Cost of goods sold                        9,414,551      10,833,974       2,615,703       4,213,534
                                       ------------    ------------    ------------    ------------

         Gross profit                     1,957,728       1,054,210         747,388         334,325

Operating expenses                        1,386,338       1,502,196         486,588         706,277
                                       ------------    ------------    ------------    ------------

         Income (loss) from
            operations                      571,390        (447,986)        260,800        (371,952)

Other income (expense)-net                 (184,233)       (110,518)       (183,325)       (246,971)
                                       ------------    ------------    ------------    ------------
Income (loss) before non-
   operating expenses,
   income tax and minority
   interest                                 387,157        (558,504)         77,475        (618,923)

Non-operating expenses
   reorganization expenses                  310,411          -              310,411          -
                                       ------------    ------------    ------------    ------------

         Income (loss) before
            income tax and
            minority interest                76,746        (558,504)       (232,936)       (618,923)


Provision (credit) for income
   tax                                       19,392         (76,038)        (59,566)       (236,637)
                                       ------------    ------------    ------------    ------------
         Income (loss) before
            minority interest                57,354        (482,466)       (173,370)       (382,286)

Minority interest                            98,866          -               49,223          -
                                       ------------    ------------    ------------    ------------

         Net loss                      $    (41,512)   $   (482,466)   $   (222,593)   $   (382,286)
                                       ============    ============    ============    ============

Loss per common share                  $        .00    $       (.02)   $       (.01)   $       (.01)
                                       ============    ============    ============    ============

Weighted average number
   of common shares
   outstanding                           25,783,949      25,783,949      25,783,949      25,783,949
                                       ============    ============    ============    ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                           -------------
                                                                      2003              2002
                                                                      ----              ----
Net cash provided by (used in) operating activities              $    (27,713)     $    841,846
                                                                 ------------      ------------

Cash flows from investing activities:
     Short-term investments                                            12,791          (273,960)
     Purchase of property, plant and equipment                       (282,552)         (803,536)
     Long-term investments                                           (893,000)            -
                                                                 ------------      ------------

          Net cash used in investing activities                    (1,162,761)       (1,077,496)
                                                                 ------------      ------------

Cash flows from financing activities:
     Proceeds from notes payable                                       61,784           664,536
     Proceeds from common stock issued                                475,427           -
     Increase (decrease) in due to stockholders                       415,475          (515,489)
     Repayment of long-term debt                                      (64,013)         (186,049)
     Restricted cash in banks                                         197,544           (13,988)
                                                                 ------------      ------------

          Net cash provided (used in) financing activities          1,086,217           (50,990)
                                                                 ------------      ------------

Effects of changes in foreign exchange rate                           (45,045)          341,839
                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                 (149,302)           55,199

Cash and cash equivalents at beginning of the period                  365,930            20,355
                                                                 ------------      ------------

Cash and cash equivalents at end of the period                   $    216,628      $     75,554
                                                                 ============      ============

Supplemental disclosures of cash flows:
     Cash paid for interest expense                              $    183,778      $    154,966
                                                                 ============      ============

     Cash paid for income taxes                                  $    143,377      $    175,886
                                                                 ============      ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 8-K/A for the year ended December 31, 2002, filed on September 22, 2003.

1.   BUSINESS DESCRIPTION AND ACQUISITION

     CIRMAKER TECHNOLOGY CORPORATION

     Cirmaker Technology Corporation, a Nevada corporation (the "Company"), formerly called Wrestle - Plex Sports Entertainment Group, Ltd., was incorporated on June 1, 2000. Prior to March 21, 2003, the Company had been a development stage company devoting all of its efforts towards effecting a business combination with an operating entity.

     On December 3, 2002, the Company entered into a stock purchase agreement (the "Purchase Agreement"), with Cirmaker Industry Co., Ltd. ("Cirmaker Taiwan"). Pursuant to the Purchase Agreement, on March 21, 2003 (the "Acquisition Date") the Company acquired approximately 75.3% of the issued and outstanding capital stock of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of the Company pursuant to the Purchase Agreement, the Company may eventually make Cirmaker Taiwan a wholly-owned subsidiary.

     CIRMAKER TAIWAN

     Cirmaker Taiwan was incorporated under the Company Law of the Taiwan, Republic of China ("R.O.C.") on June 18, 1984.

     Cirmaker Taiwan is in the business of manufacturing a wide variety of electronic parts and components for sales primarily in the Asian markets. Its products include digital TV receivers (set top boxes), computer heat dispersion systems, electronic terminals, computer chips and various other electronic parts and accessories.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION AND ACQUISITION (Continued)

     ACQUISITION OF CIRMAKER TAIWAN

     Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders, exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75.3% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock a (2 for 1 stock exchange) on the Acquisition Date. At September 30, 2003, from the 8,050,000 shares to be issued, there were 24,051 remaining shares of the Company that have not yet been exchanged with the Cirmaker Taiwan stockholders. Cirmaker Taiwan will continue to negotiate with other stockholders to exchange their Cirmaker Taiwan shares for shares of the Company pursuant to the Purchase Agreement, and the Company may eventually make Cirmaker Taiwan a wholly-owned subsidiary.

     The Purchase Agreement has not yet been approved by the Taiwan Ministry of Economic Affairs. The Company is currently working on obtaining this approval from the Taiwanese government and determining what consequences the non-approval has, if any, on the Company. Such non-approval may impose certain restrictions on the Company, which may have an adverse effect on the Company's operations, financial condition and prospects.

     Since the former stockholders of Cirmaker Taiwan and their related or affiliated parties now own a majority of the issued and outstanding shares of the common stock of the Company subsequent to the merger and have appointed the current board of directors, this acquisition was accounted for as a recapitalization of Cirmaker Taiwan, whereby Cirmaker Taiwan is deemed to be the accounting acquirer and has adopted the capital structure of the Company. The Company has changed its fiscal year end to December 31, to match that of Cirmaker Taiwan as the accounting acquirer. Due to the recapitalization of Cirmaker Taiwan, all reference to the shares of Cirmaker Taiwan's common stock, have been restated to reflect the equivalent number of total shares of the Company's outstanding common stock on a post-acquisition basis.

     The Company did not have any assets or liabilities prior to the Acquisition Date. All financial information included in this Form 10-QSB report, prior to the Acquisition Date is the financial information of Cirmaker Taiwan, as if Cirmaker Taiwan had been the registrant. The financial information since the Acquisition Date, is that of the Company and its subsidiaries, consolidated.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION AND ACQUISITION (Continued)

     ACQUISITION OF CIRMAKER TAIWAN (Continued)

     After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation, Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation organized in the Peoples Republic of China ("PRC") with each of these PRC corporations having the same name as its parent (collectively "Cirmaker PRC"). Cirmaker PRC has generally not yet commenced its operations. The total assets and liabilities reported by Cirmaker PRC at September 30, 2003, were $632,819 and $532,965, respectively. Cirmaker PRC is expected to commence their full operations in the fourth quarter of 2003. Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC. The Company expects to make future significant capital investments and expand its business operations in PRC. The Company is currently seeking to obtain approval from the Taiwan Ministry of Economic Affairs, of the formation of, and the Company's investment in, Masterwealth Limited, and its PRC subsidiary.

     Reorganization expenses are primarily professional fees that were incurred that related to the acquisition and SEC filings. Total reorganization expenses for the nine months ended September 30, 2003 were $310,411.

     BUSINESS RISK

     The Company has obtained various patents for its products. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology, or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including Taiwan and PRC, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect the proprietary information and technology, the business, financial condition and results of operations could be materially or adversely affected.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION AND ACQUISITION (Continued)

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The directors, executive officers of the Company and their related or affiliated parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of common stock of the Company. Accordingly, if the directors, executive officers and related or affiliated parties, voted their shares uniformly, they would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

     STOCK TRANSACTIONS - 2003

     The Company had 15,008,000 shares of common stock issued and outstanding prior to issuing 8,050,000 additional shares to the Cirmaker Taiwan shareholders on the Acquisition Date. Prior to the Acquisition Date, one stockholder held 10,000,000 shares of the Company's common stock. This stockholder sold 9,977,500 of such shares to five individual investors, who shortly thereafter, resold these shares to several individual Taiwanese investors in transactions exempt from the registration requirements of the Securities Act of 1933, pursuant to Regulation S promulgated thereunder. Many of these investors are either related to or affiliated with the former stockholders of Cirmaker Taiwan, who now collectively are the controlling stockholders of the Company.

     During the first quarter of 2003, prior to the Acquisition Date, the Company also issued 2,500,000 shares of restricted common stock to consultants for consulting services rendered, in anticipation of the transactions contemplated by the Agreement. Management currently believes that all 2,500,000 shares were issued prior to the Acquisition Date for services rendered prior to the Acquisition Date. If management finds that these shares were issued subsequent to the Acquisition Date, or the services were rendered to the Company subsequent to the Acquisition Date, the Company will amend this Form 10-QSB and the prior quarterly reports that were filed since the Acquisition Date so that this report and those reports, as amended, properly reflect the consulting expense.

     One of these consultants was also retained to assist the Company in raising a total of $5,000,000, through the issuance of 2,500,000 shares of restricted common stock in a proposed private placement transaction pursuant to Regulation S under the Securities Act of 1993 ("Private Placement"). In connection with the Private Placement, the Company issued 250,000 shares of restricted common stock, with aggregate gross proceeds from the sales of $500,000. The remaining 2,250,000 shares were not sold in the Private Placement.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements for all periods presented include the financial statements of the Company, which include the Company, from the Acquisition Date going forward, Cirmaker Taiwan and Cirmaker PRC. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest expense, which reflects the portion of the consolidated earnings of Cirmaker Taiwan, which are applicable to various stockholders owning an approximately 25% minority interest in Cirmaker Taiwan.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of accounts receivable and inventory reserves, contingent liabilities, fair value of long term investments, impairment of long-lived assets, fair value of services for stock based compensation and the useful lives for amortization and depreciation.

          RESTRICTED CASH

          At September 30, 2003 the Company had cash that was restricted and classified as a current asset totaling $461,564. The restricted cash serves as collateral for various open letters of credit and short term bank loans. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use. Income from these investments is paid to the Company.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCKHOLDERS' LOANS

     The caption "Due to Stockholders" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment and are therefore deemed payable on demand.

     LOSS PER SHARE

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock investments.

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                              Nine months ended              Three months ended
                                September 30,                   September 30,
                                -------------                   -------------
                               2003         2002              2003          2002
                               ----         ----              ----          ----
     Numerator For
        Basic and
        Diluted LPS
          Net loss to
        common
        shareholders       $  (41,512)   $ (482,466)       $ (222,593)   $ (382,286)
                           ==========    ==========        ==========    ==========


     Denominator For
        Basic and
        Diluted LPS
         Weighted
            average
            shares of
            common
            stock
            outstanding     25,783,949    25,783,949        25,783,949    25,783,949
                           ===========   ===========       ===========   ===========

     LPS - Basic and
     Diluted               $      .00    $      (.02)      $      (.01)  $      (.01)
                           ==========    ===========       ===========   ===========

     COMPREHENSIVE LOSS

     The Company, under SFAS No. 130 is required to report the changes in shareholders' equity from all sources during the period, including accumulated foreign currency translation adjustments. Cumulative translation loss included in stockholders' equity at September 30, 2003 was $136,654.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   LONG-TERM INVESTMENTS

     Details of long-term investments are summarized as follows:

                                                          Percentage of
                  Name of Investee         Amount           Ownership
                  ----------------         ------           ---------

             Supentown International      $  161,394            1.1%
             Inc.
             Ve Cast, Inc.                   420,000            8.4%
             IDN Telecom Inc.                475,000            3.6%
                                          ----------

                                          $1,056,394
                                          ==========

     In December 2002, Cirmaker Taiwan entered into an "Investment and Cooperation Agreement" with IDN Telecom, Inc. and its affiliated company Ve Cast, Inc. (collectively "IDN"), whereby Cirmaker Taiwan agreed to manufacture set top boxes in accordance to IDN's specifications (technology), which are to be sold by IDN through its various affiliations in PRC. The agreement specifies that the Company make a total investment of $25,000,000, with an initial investment of $5 million in 2003 and $20 million during the year 2004. This total investment is contingent on IDN making total sales of 4,000,000 units of set top boxes by the end of 2006 and Cirmaker Taiwan attaining a specified minimum profit on these sales. The Company is required to manufacture and deliver to IDN a minimum number of set top boxes by certain specified delivery dates. This agreement remains in effect even though the Company has not made the specified $2,000,000 partial investment, that was required by this agreement by June 30, 2003. For the nine months ended September 30, 2003, the Company sold 180 set top box units for $11,960.


4.   LONG-TERM DEBT

     Long-term debt consisted of notes payable to two banks at interest rates ranging from 2.82% to 8.46%. The total net book value of assets used as collateral for long-term debt and notes payable - short term bank loans, totaled $4,804,248 at September 30, 2003.

     Total interest expense incurred and charged to expense was $172,526 and $154,966 for the nine months ended September 30, 2003 and 2002, respectively.


5.   INCOME TAXES

     The Taiwan tax system imposes a 25% corporate income tax to corporate earnings. In addition, any undistributed current earnings, on a tax basis, of the Company can be subject to an additional 10% corporate income tax if the earnings are not distributed before a specific time.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   INCOME TAXES (Continued)

     Cirmaker Taiwan also collects and pays a 5% value - added tax ("VAT") on certain sales and purchases.

     Cirmaker Taiwan's corporate income tax returns through 2000 have been reviewed and approved by the Taiwan Tax Authority.


6.   STOCK

     As of September 30, 2003, the Company had 100,000,000 shares of common stock that were authorized, 25,808,000 shares of common stock that were issued and 25,783,949 shares of common stock that were outstanding, all with a par value of $.001 per share.

     The Company is authorized to issue 50,000,000 shares of preferred stock, with a par value of $.001 per share. There was no preferred stock outstanding at September 30, 2003.

     The Company has agreements with some of the stockholders that contain restrictions on the transfer and other disposition of the stock.

     On August 5, 2003 stock subscription rights were granted, pursuant to Regulation S, promulgated under the Securities Act of 1933, to Universal Securities Corp. for the purchase of 8,500,000 shares of the Company's common stock. A total of 7,500,000 of the shares may be acquired on or before December 31, 2003 at a subscription price of $0.80 per share and the remaining 1,000,000 of the shares may be acquired on or before December 31, 2003, at a subscription price of $1.50 per share.


7.   RETAINED EARNINGS

     The Company Law of the ROC requires that Cirmaker Taiwan set aside an annual "legal reserve" equal to 10% of its annual net income (less the losses of prior years, if any). Legal reserve shall be appropriated each year until the accumulated legal reserve equals the paid-in capital. Legal reserve may be used to reduce or offset deficit; also, when the legal reserve has reached 50% of paid-in capital, up to 50% of the legal reserve may be transferred to paid-in capital.


8.   COMMITMENTS AND CONTINGENCIES

     As of September 30, 2003, the balance of the unused letter of credits amounted to $2,215,427.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   RESTATEMENT

     Cirmaker Taiwan is in the process of restating its audited financial statements for 2002 and 2001, to correct the prior periods' misstatements. Certain material misstatements related to revenue recognition, the valuation of accounts receivable and the deferred income tax asset and liability reported in the audited financial statements for the periods ended December 31, 2002 and 2001.

     Summarized below is the detail of the amounts previously reported in the audited balance sheets and income statements, in the Company's SEC Filing Form 8-K/A, for the years ended December 31, 2002 and 2001 and the amounts that are currently anticipated by management to appear in the restated audited financial statements for the same period.


                                       Year Ended                                             Year Ended
                                    December 31, 2002                                      December 31, 2001
                                    -----------------                                     -----------------
                           Previously                                            Previously
Statement of Income        Reported           Restated            Change         Reported            Restated              Change
--------------------       --------           --------            ------         --------            --------              ------

Net sales                  $18,330,322       $19,041,048       $   710,726       $12,199,258        $11,421,234           $(778,024)
Cost of goods sold          16,357,509        16,752,609           395,100         9,883,869          9,451,169            (432,700)
                           -----------       -----------       -----------       -----------        -----------           ---------
Gross profit                 1,972,813         2,288,439           315,626         2,315,389          1,970,065            (345,324)
Selling, general &
     administrative          1,659,450         1,875,219           215,769         1,980,161          1,980,161                   -
                           -----------       -----------       -----------       -----------        -----------           ---------
Net income (loss)
     From operations           313,363           413,220            99,857           335,228            (10,096)           (345,324)

Other income
     (expense)                (214,106)         (214,106)                -          (421,817)          (421,817)                  -
                           -----------       -----------       -----------       -----------        -----------           ---------
Income (loss)
     before taxes               99,257           199,114            99,857           (86,589)          (431,913)           (345,324)
Provision (credit) for
     income taxes               24,814           305,299           280,485           (30,556)          (116,556)            (86,000)
                           -----------       -----------       -----------       -----------        -----------           ---------

Net income (loss)          $    74,443       $  (106,185)      $  (180,628)      $   (56,033)       $  (315,357)          $(259,324)
                           ===========       ===========       ===========       ===========        ===========           =========
Loss per share basic
     and diluted           $       .00       $       .00       $      (.01)      $       .00        $      (.01)          $    (.01)
                           ===========       ===========       ===========       ===========        ===========           =========

Balance Sheets
Assets                     $16,862,761       $13,404,881       $(3,457,880)      $13,644,348        $13,385,024           $(259,324)
                           ===========       ===========       ===========       ===========        ===========           =========

Liabilities                $ 9,525,788       $ 6,623,863       $(2,901,925)      $ 6,423,378        $ 6,423,378           $      -

Stockholders' equity         7,336,973         6,781,018          (555,955)        7,220,970          6,961,646           (259,324)
                           -----------       -----------       -----------       -----------        -----------           ---------

Total liabilities and
     stockholders'
     equity                $16,862,761       $13,404,881       $(3,457,880)      $13,644,348        $13,385,024           $(259,324)
                           ===========       ===========       ===========       ===========        ===========           =========

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   RESTATEMENT (Continued)

     The increases and decreases to the balance sheet components are due to the cumulative net effect to retained earnings from all of the above prior period adjustments are as follows:

       Retained earnings 12/31/01                   $  325,393
       Cumulative effect through 12/31/01             (259,324)
                                                    ----------

       Retained earnings - restated 12/31/01            66,069
       Net change - year ended 12/31/02               (106,185)
                                                    ----------

       Retained earnings - restated 12/31/02        $  (40,116)
                                                    ==========


     SEC FORM 10Q-SB RESTATEMENTS - 2003

     The Company is in the process of amending its prior periods' 2003 quarterly reports. The prior reports did not report the minority interest that owns approximately a 25% interest in Cirmaker Taiwan. The minority interest that will be reported on the Consolidated Balance Sheet will be $1,484,260 and $1,457,387 at June 30, 2003 and March 31, 2003, respectively. The minority interest to be reported on the Statements of Operations will be $49,643 and $22,770 for the six and three months ended June 30, 2003 and March 31, 2003, respectively.

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 2. Management's Discussion and Analysis or Plan of Operation - Risk Factors that May Affect Future Operating Results", our potential inability to raise additional capital, our potential inability to satisfy our contractual commitments with IDN Telecom, Inc. or our other potential failure to realize the potential benefits of our arrangement with IDN Telecom, our potential inability to compete with other companies that may be more experienced and better capitalized than us, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including, China's legal system and economic, political and social events in China and other target markets, foreign relations between Taiwan, China and our other potential target markets, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Our corporate name is Cirmaker Technology Corporation. We were incorporated in the State of Nevada under the name Wrestle-plex Sports Entertainment Group, Ltd. on June 1, 2000. During the period from our inception until December 2002 we operated as a development stage sports entertainment provider, specifically in the area of professional wrestling.

     On December 3, 2002, we entered into a stock purchase agreement with Cirmaker Industry Co. Ltd. (Cirmaker Taiwan), a corporation organized under the Company Law of the Republic of China (Taiwan) in 1984. Pursuant to the stock purchase agreement, we have acquired 75.3% of the issued and outstanding capital shares of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of our common stock pursuant to the stock purchase agreement, we may acquire the remaining shares and thereby make Cirmaker Taiwan a wholly-owned subsidiary. The acquisition of our initial interest in Cirmaker Taiwan was consummated in March, 2003. The business operations of Cirmaker Taiwan have now become our primary focus.

     Historically, Cirmaker Taiwan has been in the business of manufacturing a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electrical cooling fans and systems for laptop and personal computers, electrical tools and similar devices. More recently, Cirmaker Taiwan has focused its efforts on two primary product lines, digital TV receivers and computer heat dispersion systems.

OUR PRODUCTS

Digital TV Receivers
--------------------

     We have developed the capability of supplying components and systems that will be necessary to create a national digital television broadcasting network in China. In this effort, through an agreement with IDN Telecom, Inc., we have been working with China's State Administration of Radio Film and Television - SARFT - and China's Ministry of Information and Industry (MII).

     We have delivered the first batch of digital TV receiver units (set top boxes) and have received a purchase order from Herbei Province for the manufacture and delivery of an additional 197,000 units to be delivered by January, 2004. The contract value for these additional 197,000 units together with a front end platform is estimated to be approximately US$13.6 million and the order represents the second of what we expect to be a series of orders under a delivery agreement signed earlier this year between us and IDN Telecom. Our agreement with IDN Telecom provides that we will manufacture, deliver and maintain 4,000,000 digital set-top boxes in China over the next three years.

     As the newest addition to our electronic product line, our set top boxes can convert analog television broadcast signals into digital formats, as well as receive and convert digital and streaming media signals. This type of digital receiver device is required for television subscribers wishing to convert analog signals to digital signals and receive digital programming. Management believes we are the only manufacturer operating in China to have the current capacity to produce in volume a device that meets all the required standards of Chinese broadcasting agencies and authorities, and we believe that we are therefore in a position to receive the required network license from SARFT before any other company. We are also poised to distribute our system worldwide as it complies with all international HDTV standards for high definition television. The system receives, processes, stores and broadcasts analog, digital and streaming media signals, and it supports pay-per-view as well as video-on-demand channel signals.

Computer Heat Dispersion Systems
--------------------------------

     We have recently developed improved technology for our electrical cooling systems. Since March 2003, we have increased shipments of our cooling systems to major computer manufacturers. We believe that the industry trend is toward the manufacture of smaller laptop and desktop personal computers with larger memory capability and faster central processing unit speeds. Along with this growing trend, we expect an increase in the need for smaller and more effective cooling components and systems.

     Currently, we are participating in the development of high-end nano-technology which uses a special semiconductor alloy to cool computer systems more quickly and efficiently. Management believes that this technology could replace all current cooling exchange units which are traditionally fan engine based units. This new product, if and when complete, could enable a reduction in the general use of more expensive heat resistant computer parts by computer manufacturers, as well as eliminate fan engine noise and reduce cooling component size by half of its current norm.

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

ASSETS

     At September 30, 2003, we had cash of $216,628 as compared to $365,930 as of December 31, 2002. The decrease in cash reflects high costs of reorganization associated with our reverse merger, rebuilding our support organization in the U.S., and paying cash for the raw materials inventory (copper) for our CPU cooling systems products.

     At September 30, 2003, trade accounts receivable totaled $6,211,432 as compared with $5,594,252 as of December 31, 2002. Receivables have increased as a percentage of annualized sales over the prior year nine month period due to longer payment terms associated with our CPU cooling systems business.

     Fixed assets, net of accumulated depreciation, totaled approximately $6,119,460 as of September 30, 2003 compared to $6,104,777 as of December 31, 2002. We invested approximately $282,552 in the last nine months in fixed assets, including the acquisition of a press machine and other equipment. We also held long-term investments at September 30, 2003 of $1,056,394. We had $461,564 in restricted cash which is cash held in reserve to meet debt covenants. Inventory was $2,575,578 at September 30, 2003 compared to $2,742,855 at December 31, 2002. The decline in inventory is due to the change in business focus to CPU Heat Dispersion Systems, which are higher profit margin products and made to order, and away from DVD and VCD player production. We no longer need to keep in inventory the semi-finished goods for DVD and VCD production.

LIABILITIES AND STOCKHOLDERS' EQUITY

     As of September 30, 2003, we had accounts payable of $3,137,087 as compared to $3,694,055 as of December 31, 2002. As previously discussed, the change in business focus to CPU Heat Dispersion Systems has resulted in a higher amount of cash purchases of raw materials such as copper, brass and aluminum. This has significantly decreased our accounts payable compared to the prior year.

     Management expects accounts payable and receivable to increase in the future as a result of increased orders of CPU cooling systems for laptop and notebook computers. As of September 30, 2003, the long-term debt less current maturities was $1,495,408 as compared to $1,597,954 as of December 31, 2002.

RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $11,372,279 and $3,363,091 in sales revenue during the nine and three month periods ended September 30, 2003, respectively and $11,888,184 and $4,547,859 during the same two periods in the prior year. The decrease was due to a higher proportion than expected of the new CPU cooling systems sales in our product mix and a reduced dependence on our traditional lower margin products.

     Although sales declined, gross margins increased to $1,957,728 and $747,388 during the nine and three month periods ended September 30, 2003, respectively, from $1,054,210 and $334,325 during the same two periods in the prior year. The increase is due to higher gross margins on the company's new CPU cooling systems products

     Operating expenses were $1,386,338 and $486,588 during the nine and three month periods ended September 30, 2003, respectively, and were $1,502,196 and $706,277 during the same periods in the prior year. The decline in expenses is due to the decline in sales. Operating expenses have not changed in proportion to sales since the prior periods.

     As of September 30, 2003, we maintained $216,628 in cash and cash equivalents. During the nine months ended September 30, 2003 we used $27,713 in operating activities. During the same period we also used $1,162,761 in investing activities for the purchase of equipment and investments and our financing activities provided $1,086,217 mainly from the sale of common stock and an increase in short-term loans.

LIQUIDITY

     Cash flows have been negative due to repayment of our debts during the period off-setting the positive operating cash flows. Thus, we have been utilizing loans from a shareholder and our bank to support operations. Management believes that these loans and collections of accounts receivable will contribute to support our business activities over the coming 12 months. However, a recent agreement with IDN Telecom, Inc. has obligated us to invest $25 million through the end of 2004 with IDN Telecom which will be used for the assembly and sale of set top boxes for local cable TV in China. Management expects that this investment, as well as other manufacturing costs, will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. Currently, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained. Management is actively seeking such financing.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Notes to the Condensed Consolidated Financial Statements describes the significant accounting policies used in preparation of the Condensed Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

Revenue Recognition
-------------------

     We recognize substantially all of our revenues and record the sale when products are shipped and title passes to the customer and collection is reasonably assured.

Trade Receivables
-----------------

     Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible upon evaluation of such account by management.

Inventories
-----------

     Inventories are stated at the lower of cost or market. The majority of inventory values are based upon standard costs which approximate weighted average costs. Standard costs are revised at the beginning of each year. The effects of resetting standards and operating variances incurred during each period are allocated between inventories and cost of sales. Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary. Various factors are considered in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions.

Long-lived Assets
-----------------

     Long-lived assets, which primarily include property, plant and equipment, are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent our current business model.

Retirement Plans
----------------

     Retirement plan expense and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rate, rate of compensation increases and expected return on plan assets. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense.

Income Taxes
------------

     Income tax expense and deferred tax assets and liabilities reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries. These earnings are permanently invested or indefinitely retained because they are essential for continuing international operations.

OUTLOOK

     During the remaining quarter of 2003 and into 2004, management plans to continue to enhance our position as a provider of electronic components and systems to a variety of industries. We will also begin to fulfill our existing and projected customer orders for advanced digital television receivers, primarily in major cities located in China. In addition, we will continue with the development and sale of our electrical cooling systems for laptop and personal computers.

     We continue to seek capital that will enable us to complete existing and projected sales orders and in order to satisfy our obligations under our agreement with IDN Telecom.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We may be required to restate our financial statements to reflect a significant
-------------------------------------------------------------------------------
expense that is not currently reflected.
----------------------------------------

     During the first quarter of 2003, prior to the reverse acquisition of Cirmaker Taiwan, we issued 2,500,000 shares of restricted common stock to consultants for consulting services rendered in anticipation of the transactions contemplated by our agreement with Cirmaker Taiwan. Management currently believes that all 2,500,000 shares were issued prior to the date of the reverse merger for services rendered prior to such date. If management finds that these shares were issued subsequent to the closing of the reverse acquisition, or the services were rendered to us subsequent to such date, the Company will amend this Form 10-QSB and the prior quarterly reports that were filed since the Acquisition Date so that this report and those reports, as amended, properly reflect the consulting expense. The total amount of the expense could be significant. See also note 9 to the financial statements that are included in this quarterly report for a description of our planned restatement of prior financial statements that were included in previous quarterly reports.

Our failure to obtain approval of the reverse acquisition of Cirmaker Taiwan
----------------------------------------------------------------------------
from the Taiwan Ministry of Economic Affairs may have an adverse effect on us.
------------------------------------------------------------------------------

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval and management is seeking to determine what consequences our failure to obtain approval may have on us. Such failure may impose certain restrictions on us, which may adversely affect us.

We need substantial additional capital to satisfy our obligations under the IDN
-------------------------------------------------------------------------------
Telecom agreement.
------------------

     We expect that our agreement with IDN Telecom will be a significant source of future revenues for us. Our agreement with IDN Telecom requires us to invest $25 million through the end of 2004 with IDN Telecom. These funds will be used by IDN Telecom for the assembly and sale of set top boxes for local cable TV in China. We do not currently have enough capital to satisfy our obligations under the IDN Telecom agreement. Management expects that this investment, as well as other manufacturing costs, will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. However, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained. If we do not satisfy our obligations under the IDN Telecom agreement we will lose this potentially significant source of future revenues.

Our success depends in large part on whether or not our products will be
------------------------------------------------------------------------
accepted by consumers in our target markets.
--------------------------------------------

     Our business strategy is currently focused on two products, digital TV receivers and computer heat dispersion systems. We have been developing the components and systems that will be necessary to create a national digital television broadcasting network in China and our ultimate success depends in large part upon the full development of a national digital television broadcasting network in China. There are many obstacles to the creation of a national digital television broadcasting network in China, including, consumer acceptance, compliance with governmental regulations and the need to obtain governmental approvals, including, obtaining a network license from SARFT. If efforts to establish a digital television broadcasting network in China fail, our results of operations and prospects would be materially adversely affected.

     With regard to our computer heat dispersion system product line, we have spent considerable resources developing high-end nano-technology which applies a special semiconductor alloy that cools computer systems more quickly and efficiently. Future sales of our computer heat dispersion systems using this technology, when fully developed, will depend in large part on whether this new technology is accepted by consumers and manufacturers as a replacement for the current cooling exchange units which are traditionally fan engine based units. If the market does not accept this new technology our results of operations and prospects would be materially adversely affected.

Rapid technological changes and short product life cycles in our industry could
-------------------------------------------------------------------------------
harm our business.
------------------

     The technology underlying our products and other products in our industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $67,647 for research and development expenses for the year ended December 31, 2002. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

We face potentially fierce competition.
---------------------------------------

     There are many companies with substantially more resources than we have, that manufacture and distribute digital TV receivers and computer heat dispersion systems. Most of our potential competitors have substantially greater capital, marketing and development capabilities and human resources than we have and will likely represent significant competition for us. The foregoing conditions create a rigorous competitive climate for us and increase the risk that our products will be unable to compete successfully with other potential marketers of these products. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us and may also prove to be more successful than us in technology, marketing and sales.

Our largest target sales market is in China and there are several significant
-----------------------------------------------------------------------------
risks relating to conducting operations in China.
-------------------------------------------------

     Our largest target consumer market is in China. We also expect to make investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Governmental policies in China could impact our business.

     Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

     * new laws and regulations or new interpretations of those laws and regulations;
     *    the introduction of measures to control inflation or stimulate growth;
     *    changes in the rate or method of taxation;
     * the imposition of additional restrictions on currency conversion and remittances abroad; and
     * any actions which limit our ability to develop, manufacture or sell our products in China, or to finance and operate our business in China.

Economic policies in China could negatively impact our business.

     The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

     Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

China's entry into the WTO creates uncertainty.

     China formally became the 143rd member of the World Trade Organization
(WTO), the multilateral trade body, on December 11, 2001. Entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. The impact of China's entry into the WTO on China's economy and our business is uncertain.

Uncertainty relating to China's legal system could negatively affect us.

     China has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

The deterioration of relations between Taiwan and China could negatively affect
-------------------------------------------------------------------------------
our business.
-------------

     The main target market for our products is mainland China and other locations in the Asia-Pacific region. For decades, potential conflict in the Taiwan Strait has remained a serious threat to the stability of the Asia-Pacific region. Even today, when trade, business, and unofficial contacts between China and Taiwan are rapidly expanding, China has not renounced the use of force against Taiwan. If relations between China and Taiwan deteriorate or if any material conflicts between the two nations arise, our ability to continue to do business in China may diminish and our projected sales to China may significantly decrease or be eliminated altogether. Accordingly, such deterioration in relations could have a material adverse effect on our business.

You will likely suffer significant dilution. We do not intend to pay any
------------------------------------------------------------------------
dividends for the foreseeable future.
-------------------------------------

     We will likely need to issue additional shares of our capital stock in the future in order to raise capital to satisfy our obligations to IDN Telecom and to otherwise carry out our business plan. Upon the issuance of these shares you will experience dilution in the net tangible book value of your common stock. We have never paid dividends and do not intend to pay any dividends in the foreseeable future.

A limited public market exists for the trading of our securities.
-----------------------------------------------------------------

     Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

Our stock is a penny stock and there are significant risks related to buying and
--------------------------------------------------------------------------------
owning penny stocks.
--------------------

     Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

     The Securities and Exchange Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

Our management does not have significant public company experience and our
--------------------------------------------------------------------------
success will depends on hiring and retaining qualified personnel.
-----------------------------------------------------------------

     None of the members of our management team has any significant experience as a member of management of a public reporting company whose securities are publicly traded. As a result, we have incurred increased costs for service providers who assist us in our efforts to comply with U.S. federal securities laws and to otherwise assist us in our U.S. operations and our entry into the U.S. capital markets. If our management team is unable to quickly develop the skill set required by a member of management of a publicly-traded reporting company or if we are unable to hire persons having adequate public company experience, our disclosure controls and procedures may become inadequate and potentially significant liabilities could result.

     Our success depends on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, our business will be harmed. Competition for qualified employees is intense, and the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. There can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. The loss of the services of existing personnel as well as the failure to recruit additional key management and technical personnel in a timely manner would be materially detrimental to our marketing and development programs and to our business.

     In addition, the success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

There are several risks relating to the infringement of our proprietary
-----------------------------------------------------------------------
technology.
-----------

     We have obtained patents for our computer CPU cooling systems in Taiwan, Japan and China, and we have pending patent applications in South Korea and the U.S.A. Additional patents may not be issued on our pending patent applications and our issued patents may not be upheld. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours or otherwise obtain access to our know-how or that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us for the pursuit of our business. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

     Furthermore, litigation may be necessary to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management's attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from manufacturing or selling our products, which could adversely affect our business.

Our stock is very volatile and subject to significant fluctuations.
-------------------------------------------------------------------

     Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

     *    actual or anticipated fluctuations in operating results;
     * changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;
     *    changes in governmental regulations or policies in China;
     * our, or a competitor's, announcement of new products or technological innovations; and
     * the operating and stock price performance of other comparable companies.

     General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

ITEM 3.  CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our President and Principal Financial Officer and Charles
R. Skeele, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On August 5, 2003, Universal Securities Corp., a corporation organized under the Belize International Business Companies Act, entered into two separate subscription agreements with us relating to the purchase, in the aggregate, of up to 8,500,000 shares of our common stock. The subscription rights provided to Universal under these subscription agreements have not yet been exercised by Universal and Universal is not obligated to exercise these rights. Accordingly, to date, we have not issued any shares of our common stock to Universal and Universal has not funded any amounts to us.

     The first subscription agreement relates to the purchase by Universal of 1,000,000 shares of our common stock at a subscription price of $1.50 per share. The subscription right may be exercised by Universal on or before December 31, 2003.

     The second subscription agreement relates to the purchase by Universal of up to 7,500,000 shares of our common stock at a subscription price of $0.80 per share. This subscription right must also be exercised on or before December 31, 2003.

     We believe that the issuance of these subscription rights to Universal is exempt from the registration requirements of the Securities Act of 1933 by reason of Regulation S promulgated thereunder because, among other things, Universal is not a U.S. Person (as defined in Regulation S) and the offer and sale of the subscription rights took place offshore. If the subscription rights are exercised by Universal, we believe that the issuance of the underlying common stock will be similarly exempt.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Regulation S Subscription Agreement, dated August 5, 2003, between Cirmaker Technology Corporation and Universal Securities Corp. relating to subscription rights for 1,000,000 shares of common stock.

10.2 Regulation S Subscription Agreement, dated August 5, 2003, between the Cirmaker Technology Corporation and Universal Securities Corp. relating to subscription rights for 7,500,000 shares of common stock, as amended by Amendment No. 1 to Regulation S Subscription Agreement, dated as of September 19, 2003.

31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     We filed a current report on Form 8-K/A on August 14, 2003 that amended a prior current report on Form 8-K that we filed to disclose the replacement of our then auditors, Morgan & Co. with new auditor Beckstead and Watts, LLP.

     We filed a current report on Form 8-K/A on September 22, 2003 that amended a prior current report on Form 8-K that we filed to report a change of control and the appointment of new directors.

     We filed a current report on Form 8-K on October 7, 2003 to disclose the replacement of then auditors, Beckstead and Watts, LLP with our new and current auditors Livingston, Wachtell & Co., LLP.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CIRMAKER TECHNOLOGY CORPORATION


Date: November 19, 2003                  By:     /s/ Bill Liao
                                            ----------------------------
                                                     Bill Liao
                                                     President

                                  EXHIBIT INDEX

Exhibit
No.        Description
-------    -----------

10.1 Regulation S Subscription Agreement, dated August 5, 2003, between Cirmaker Technology Corporation and Universal Securities Corp. relating to subscription rights for 1,000,000 shares of common stock.

10.2 Regulation S Subscription Agreement, dated August 5, 2003, between the Cirmaker Technology Corporation and Universal Securities Corp. relating to subscription rights for 7,500,000 shares of common stock, as amended by Amendment No. 1 to Regulation S Subscription Agreement, dated as of September 19, 2003.

31.1       Certification of Principal Executive Officer filed pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Principal Financial Officer filed pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.