Form 10KSB
period 2003-12-31
CIRMAKER TECHNOLOGY CORP
filed 2004-04-26
CIK 1159013

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission File No.: 333-70156

                         CIRMAKER TECHNOLOGY CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                              98-0228169
---------------------------------                         -------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

          No. 8, Lane 377
          Chung Cheng Road
             Feng Yeh Li                                    886-3-282-1006
              Yang Mei                               ---------------------------
             Taoyuan 326                             (Issuer's telephone number)
               Taiwan
               R.O.C.
                                                            Not applicable
----------------------------------------                 --------------------
(Address of principal executive offices)                      (zip code)


                     1230 Avenue of the Americas, 7th Floor
                               New York, NY 10020
                                      U.S.A
--------------------------------------------------------------------------------
         (Former name and former address, if changed since last report.)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.001

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES       NO  X
    ---      ---

State issuer's revenues for its most recent fiscal year: $16,631,013

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2004: Common stock, $0.001 par value: $11,713,075

The number of shares of the registrant's common stock outstanding as of March 31, 2004: 25,808,000 shares.

                       INDEX TO FORM 10-KSB ANNUAL REPORT

                                                                            Page
                                                                            ----
PART I

Item 1.  Description of Business...............................................4

Item 2.  Description of Property...............................................7

Item 3.  Legal Proceedings.....................................................8

Item 4.  Submission of Matters to a Vote of Security Holders...................8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............8

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

Item 7.  Financial Statements.................................................19

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................19

Item 8A  Controls and Procedures..............................................19

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................20

Item 10. Executive Compensation...............................................21

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................26

Item 12. Certain Relationships and Related Transactions.......................26

Item 13. Exhibits and Reports on Form 8-K.....................................26

Item 14. Principal Accountant Fees and Services...............................28

Signatures....................................................................29

Financial Statements.........................................................F-1

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Operating Results", our potential inability to raise additional capital, our potential inability to compete with other companies that may be more experienced and better capitalized than us, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including, China's legal system and economic, political and social events in China and other target markets, foreign relations between Taiwan, China and our other potential target markets, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission and National Association of Securities Dealers, Inc. regulations which may affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     Our corporate name is Cirmaker Technology Corporation. We were incorporated in the State of Nevada under the name Wrestle-Plex Sports Entertainment Group, Ltd. on June 1, 2000. During the period from our inception until December 2002 we operated as a development stage sports entertainment provider, specifically in the area of professional wrestling.

     On December 3, 2002, we entered into a stock purchase agreement, which was subsequently amended, with Cirmaker Industry Co. Ltd. (Cirmaker Taiwan), a corporation organized under the Company Law of the Republic of China (Taiwan) in 1984. Pursuant to the stock purchase agreement, we have acquired approximately 75% of the issued and outstanding capital shares of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of our common stock pursuant to the stock purchase agreement, we may acquire the remaining shares and thereby make Cirmaker Taiwan a wholly-owned subsidiary. The acquisition of our initial interest in Cirmaker Taiwan was consummated in March, 2003. The business operations of Cirmaker Taiwan have now become our primary focus.

     Cirmaker Taiwan was established in 1984. Cirmaker Taiwan started out manufacturing terminals and connectors. Over the past twenty years, Cirmaker Taiwan has gained substantial experience in the production of electronic parts from developing, designing, and tooling. Cirmaker Taiwan's R&D ability, quality control system and high-end electronics manufacturing facilities have completed the enterprise resource planning system and Cirmaker Taiwan's manufacturing processes are ISO 9001 and 9002 certified.

     Historically, Cirmaker Taiwan has been in the business of manufacturing a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electronics, cooling fins and systems for laptop and personal computers, electrical tools and similar devices. More recently, Cirmaker Taiwan has focused its efforts on two primary product lines, digital TV receivers (including cable, satellite and terrestrial receivers) and heat dispersion systems for personal and laptop computers. Cirmaker Taiwan also intends to begin manufacturing back light modules for LCD TV and PC monitors.

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval and management is seeking to determine what consequences, if any, our failure to obtain approval may have on us.

     Our equity interest in Cirmaker Taiwan is currently held by several affiliates in trust for us. There can be no assurance that the trust arrangement will be upheld. In the event that it is not upheld, it is possible that the creditors of the trustees may be able to seize the equity of Cirmaker Taiwan. Management expects to effect the transfer of Cirmaker Taiwan equity from the trust directly into the name of Cirmaker Technology Corporation on or about the end of May 2004.

     Unless otherwise expressly indicated, all dollar amounts set forth in this Form 10-KSB are expressed in United States Dollars.

OUR PRODUCTS

General
-------

     Our business includes the manufacture, distribution and/or assembly of various products. We manufacture items such as cooling fins and bases, connectors and LCD backlight components. We assemble items such as set top boxes (TV receivers), DVD players and insulated connectors. We distribute or resell products such as crimping tools, switches, cable ties, meters, sirens, power cords and terminal strips.

     Our product base is evolving and we often will add additional products or stop manufacturing other products depending upon market demand. Following is a description of some of our material product offerings.

Digital TV Receivers
--------------------

     We have developed the capability of supplying components and systems that will be necessary to create a national digital television broadcasting network in China. Through marketing agents, we have been working with China's State Administration of Radio Film and Television - SARFT - and China's Ministry of Information and Industry (MII) to develop business in this area. Since September 2003, we have delivered a total of 2,625 digital TV receiver units (set top boxes) under separate purchase orders.

     As one of the newest additions to our electronic product line, our set top boxes can convert digital television broadcast signals into analog formats, as well as receive and convert digital and streaming media signals. This type of digital receiver device is required for television subscribers wishing to receive digital programming and watch it using their existing analog TV sets. Management believes that we are one of the few manufacturers operating in China to have the current capacity to produce in volume a device that meets all the required standards of Chinese broadcasting agencies and authorities, and we have already received the required network license from SARFT. The main advantage of our set-top box is its affordability to the general population in China since we are able to decrease the production cost effectively. We are also poised to distribute our system worldwide as we believe that it complies with all international Digital TV standards for high definition television. The system receives, processes, stores and broadcasts analog, digital and streaming media signals, and it supports pay-per-view as well as video-on-demand channel signals.

Computer Heat Dispersion Systems
--------------------------------

     We have recently developed improved technology for our computer cooling systems. Since March 2003, we have increased shipments of our cooling systems to major computer manufacturers. We believe that the industry trend is toward the manufacture of smaller laptop and desktop personal computers with larger memory capability and faster central processing unit speeds. Along with this growing trend, we expect an increase in the need for smaller and more effective cooling components and systems.

     We have already completed the development of a high-end nano-technology which management believes could replace the currently used silicon. This new product can transfer heat more efficiently and is much less expensive than the currently used materials. Currently, management is evaluating whether to acquire manufacturing equipment capable of manufacturing this new product.

Electrical Connectors and Modules
---------------------------------

     We manufacture an array of electrical connectors and modules. These electrical connectors and modules are used in a variety of products, including computers, DVD systems, cars, lightings, air conditioners, amplifiers, everything that needs electrical connections, from big power to small power.

RESEARCH AND DEVELOPMENT

     We have recently been involved in a research and development effort to develop a digitally capable television receiver box that includes efficient technology transfer techniques and optimal compatibility standards, as well as specific design processes. Our development efforts have resulted in a high-tech product that is capable of meeting the growing demand for a digital television receiver that can support SDTV, EDTV, HDTV and MPEG streaming media signals and formats via terrestrial, cable network, or broadband Internet transfer upon customer request.

     Our recent research and development efforts to improve our laptop and personal computer CPU cooling systems have resulted in an improved and less expensive method for computer cooling. In conjunction with the Industrial Technology Research Institute in Taiwan, we have begun to develop and produce improved electronic cooling components called elastomeric pads that are essentially high-efficiency thermal dispersion units. While no assurance can be given, management expects that this new technology will become the industry standard for computer cooling systems.

     As a result of our research and development work, we hold patents for the computer CPU cooling systems in Taiwan, Japan, U.S.A., South Korea and the People's Republic of China.

     We spent approximately $111,055 and $171,278 on research and development during fiscal years 2003 and 2002, respectively.

SALES AND MARKETING

     We sell our products through a variety of marketing techniques. We have a sales and marketing staff of approximately 40 employees. These employees engage in the direct marketing of our products. We also have marketing agents in our target markets who engage in direct selling efforts. Other methods that we employ to sell our products include presentations at trade shows, advertisements in magazines and use of advertising agencies. We also use our website as a means of promoting our products.

COMPETITION

     Currently, we have several competitors in Taiwan and China with respect to sales of our set top boxes. The major TV manufacturers in China are ChangHong, Panda, TCL, Konka, Chuangwei, Haixing, Saige and Poney. They mainly produce basic digital TV sets. Shuangwei and Konka especially have concentrated their efforts in the Chinese market. ChangHong, on the other hand, exports 60% of its products.

     We have several competitors with respect to sales of our heat dispersion systems. Many of our competitors in this business are based in Taiwan. These competitors for the most part are still using traditional modes of production. We believe that their cooling systems are larger in size and less efficient than our cooling systems.

     With regard to sales of our LCD TV backlight modules, our biggest competitor is Konka Co. Ltd. Konka decreased the sales price of its product by 40% in 2003. Konka has approximately 43.7% of the LCD TV market in China. Other competitors in this product line include ChangHong and Xiahua.

REGULATION

     The sale of our products are not subject to any material regulations.

EMPLOYEES

     As of the date of this report, we have 140 full-time employees (excluding consultants and temporary help). We have 96 employees at our main facility in Taiwan. The remaining employees are based in our offices in the People's Republic of China.

     None of our employees is represented by a labor union, and management considers our relationships with our employees to be good. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth. Working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

     In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, we would be able to identify suitable replacements. Failure to do so could materially and adversely affect our operating and financial results.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our principal executive office and manufacturing facility in Taiwan is located at No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei, Taoyuan
326. We own this property subject to a mortgage in the amount of approximately $1,700,000. These executive offices and manufacturing facility occupy approximately 9,075 square meters. We also have a warehouse facility in Taoyuan, Taiwan.

     We have a sales and marketing office in Beijing, China. This facility occupies approximately 198 square meters. We lease this space on a month to month basis at a monthly rental rate of approximately $1,000.

     We have a manufacturing facility in Dong Guam, China. This facility occupies approximately 9,000 square meters. This facility is leased pursuant to a 10 year lease. We pay a monthly rental of approximately $125.

     Our office in the United States is located at 1230 Avenue of the Americas, 7th Floor, New York, NY 10020. We utilize this office through an office share arrangement at a monthly cost to us of $250. We can terminate this arrangement at any time upon one month's prior written notice.

ITEM 3. LEGAL PROCEEDINGS.

     In October 2003, a lawsuit was filed against us and others in the Taoyuan District Court in Taiwan alleging that bonus CDs that were given to consumers by distributors of VCD players that we assembled violated copyright rights of certain individuals. We did not manufacture or sell the CD and were not involved in any way in the production or sale of these CDs. Therefore, we believe that as against us the case is without merit. We do not expect this case to have any material adverse effect upon our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

     Our Certificate of Incorporation, as amended, authorizes us to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2003, we had 25,808,000 shares outstanding, which were held by approximately 2,700 stockholders of record.

PREFERRED STOCK

     Our Certificate of Incorporation, as amended, authorizes 50,000,000 shares of blank check Preferred Stock, $0.001 par value. As of December 31, 2003, no shares of preferred stock were outstanding.

MARKET FOR OUR STOCK

     Our Common Stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol "CRKT". The following table sets forth the high and low closing bid prices of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                       Closing Bid Prices(1)

                                                High                  Low
Year Ended December 31, 2002

1st Quarter                                     n/a                   n/a
2nd Quarter                                     n/a                   n/a
3rd Quarter                                     0.14                  0.14
4th Quarter                                     3.00                  0.01

Year Ending December 31, 2003

1st Quarter                                     5.60                  1.75
2nd Quarter                                     3.08                  0.85
3rd Quarter                                     1.96                  0.45
4th Quarter                                     0.88                  0.41

-----------------------------

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

     On March 31, 2004, the closing price of our common stock was $0.52 per share.

     When the trading price of our common stock is below $5.00 per share, the common stock is considered to be a "penny stock" that is subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for more information regarding penny stocks.

     The volume of trading in our stock is very low. One result of the low volume of trading is that our stock price could be subject to wide fluctuations on a daily basis. Volatility in our stock is high and could be affected in the future in response to many events or factors, including those discussed in the risk factors described below.

DIVIDEND POLICY

     We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table discloses information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                         (c)

                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE   FUTURE ISSUANCE UNDER
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING        EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS          RIGHTS                      REFLECTED IN COLUMN (a)
------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS               -0-                           n/a                         -0-
APPROVED BY SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT           4,500,000                     0.42                        n/a
APPROVED BY SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------
TOTAL                                   4,500,000
------------------------------------------------------------------------------------------------------------------

OPTIONS AND WARRANTS

     As of December 31, 2003, we had outstanding fully vested two year options for the purchase of 2,500,000 shares of our common stock at an exercise price of $0.35 and 2,000,000 shares of our common stock at an exercise price of $0.50

     As of December 31, 2003, we did not have any outstanding warrants.

REGISTRAR AND TRANSFER AGENT

     Our registrar and transfer agent is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004, telephone (212) 509 - 4000.

RECENT SALES OF UNREGISTERED SECURITIES

     In the first quarter of 2003, we issued 2,750,000 shares of our common stock to 3 individuals and one entity, all of which were non-U.S. persons, in reliance on Regulation S of the Securities Act of 1933. Of these shares, 500,000 shares were issued in payment of consulting services and the remaining 2,250,000 shares were issued for cash at prices ranging from $0.10 to $2.00 per share. Three of the aforementioned sales occurred prior to the reverse acquisition of Cirmaker Taiwan and the last sale occurred after the consummation of the reverse acquisition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and results of operations should be read in connection with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and us that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Words such as "believes," "intends," "expects," "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made. See "Forward Looking Statements" above and "Risk Factors" below for a list of important factors that could cause actual results to differ from the forward looking statements contained in this report.

OVERVIEW

     Our corporate name is Cirmaker Technology Corporation. We were incorporated in the State of Nevada under the name Wrestle-Plex Sports Entertainment Group, Ltd. on June 1, 2000. During the period from our inception until December 2002 we operated as a development stage sports entertainment provider, specifically in the area of professional wrestling.

     On December 3, 2002, we entered into a stock purchase agreement, which was subsequently amended, with Cirmaker Industry Co. Ltd. (Cirmaker Taiwan), a corporation organized under the Company Law of the Republic of China (Taiwan) in 1984. Pursuant to the stock purchase agreement, we have acquired 75% of the issued and outstanding capital shares of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of our common stock pursuant to the stock purchase agreement, we may acquire the remaining shares and thereby make Cirmaker Taiwan a wholly-owned subsidiary. The acquisition of our initial interest in Cirmaker Taiwan was consummated in March, 2003. The business operations of Cirmaker Taiwan have now become our primary focus.

     Historically, Cirmaker Taiwan has been in the business of manufacturing a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electronic cooling fins and systems for laptop and personal computers, electrical tools and similar devices. More recently, Cirmaker Taiwan has focused its efforts on two primary product lines, digital TV receivers and computer heat dispersion systems.

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval and management is seeking to determine what consequences, if any, our failure to obtain approval may have on us.

     Our equity interest in Cirmaker Taiwan is currently held by several affiliates in trust for us. There can be no assurance that the trust arrangement will be upheld. In the event that it is not upheld, it is possible that the creditors of the trustees may be able to seize the equity of Cirmaker Taiwan. Management expects to effect the transfer of Cirmaker Taiwan equity from the trust directly into the name of Cirmaker Technology Corporation on or about the end of May 2004.

RECENT DEVELOPMENTS

     In February 2004, we entered into a contract with Shaanxi Ruyi Electric Company, a Chinese manufacturer of television sets and household appliances, relating to a new strategic alliance for the production, marketing and sale of set-top boxes with satellite functionality for the mainland China market. Pursuant to the contract, we have agreed to purchase a 66% ownership interest in Shaanxi New Century Electronic Co. Ltd for RMB$3.96 million (US$478,145). Under the contract we are also required to retain 50 employees for Shaanxi New Century Electric Co. Ltd. that meet specific criteria over a period of one year to perform services for the Company.

     In February 2004, we entered into a non-binding letter of intent with K-Bridge Electronics, Inc., a leading supplier of components to one of Taiwan's largest producers of LCD TV display panels to manufacture back light modules for LCD TV and PC monitors. Revenue and profits from this new line of business are expected to increase in future years if the popular slim LCD display panels begin replacing bulky CRT picture tube television sets around the world.

     In January 2004 we entered into an informal strategic alliance with Hicom Industrial Co., Ltd., a leading supplier to the Chinese television broadcasting industry, relating to the marketing of our set top boxes for digital TV reception in 12 provinces of China and the city of Shanghai.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2003 compared to December 31, 2002
-----------------------------------------------------------------

     During the fiscal year ended December 31, 2003, we incurred a net loss of $1,600,359 as compared to a net income of $564,216 for the prior year. The decrease in net income is attributable to a decrease in sales partially relating to the effects of SARs and an increase in general and administrative expenses of $1,530,219. Operating expenses for the fiscal year ended December 31, 2003 increased by $2,287,217 or 143% from the prior fiscal year. The increase in operating expenses is attributable primarily to the grant of $400,000 in fully-vested common stock options, transaction costs relating to becoming a public reporting company, costs associated with the reverse acquisition of Cirmaker Taiwan and an impairment loss on equity investments in the amount of $650,482.

     We had total current assets of $9,851,639 as of December 31, 2003 as compared to total current assets of $10,100,152 as of December 31, 2002. This decrease of $248,513 is primarily the result of maintaining lower inventory levels in 2003. Our total assets as of December 31, 2003 were $17,062,665 as compared to $16,510,118 in total assets as of December 31, 2002. This increase primarily results from equity investments made by us during 2003.

     We had total current liabilities of $9,059,675 as of December 31, 2003 compared to $7,888,651 as of December 31, 2002. This increase in current liabilities is mainly attributable to an increase in short term borrowing. Our total liabilities as of December 31, 2003 were $10,732,564 as compared to $9,659,698 as of December 31, 2002. This increase in total liabilities resulted from an increase in both short term and long term borrowings from banks.

     Our total stockholders' equity as of December 31, 2003 was $4,551,674 as compared to $6,850,420 as of December 31, 2002. The decrease in stockholders' equity results from operating losses in 2003 and the recording of our minority interest in Cirmaker Taiwan of approximately 25%.

Fiscal Year ended December 31, 2002 compared to December 31, 2001
-----------------------------------------------------------------

     During the fiscal year ended December 31, 2002, we had net income of $564,216 as compared to a net loss of $1,032,357 for the prior year. The increase in net income is attributable to an increase in sales of $7,800,988. Operating expenses for the fiscal year ended December 31, 2002 decreased by $1,165,244 from the prior fiscal year.

     We had total current assets of $10,100,152 as of December 31, 2002 as compared to total current assets of $7,132,452 as of December 31, 2001. This increase of $2,967,700 is primarily the result of maintaining higher levels of trade receivables and inventory in 2002. Our total assets as of December 31, 2002 were $16,510,118 as compared to $12,666,021 in total assets as of December 31, 2001.

     We had total current liabilities of $7,888,651 as of December 31, 2002 compared to $4,474,498 as of December 31, 2001. This increase in current liabilities is mainly attributable to an increase in short term borrowing and accounts payable. Our total liabilities as of December 31, 2002 were $9,659,698 as compared to $6,421,375 as of December 31, 2001.

     Our total stockholders' equity as of December 31, 2002 was $6,850,420 as compared to $6,244,646 as of December 31, 2001. The increase in stockholders' equity results from our operating income in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We had $237,125 in cash, cash equivalents and short-term investments as of December 31, 2003. As of such date we also had total assets of $17,062,665.

     We believe that our cash balances and revenues generated from our operations will be sufficient to fund our operations for the next twelve months at levels consistent with our operations in 2003. We will require additional capital, however, in order to expand our operations and fully implement our business plan.

     Operations to date have been primarily financed by revenues from operations, stockholder debt and equity transactions. Our future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and profitable operations.

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Notes to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

Revenue Recognition
-------------------

     We recognize revenue from the sale of its products in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

     Shipping and handling costs incurred by us are included in cost of goods sold and those costs, that are billed to customers, are included in net sales.

Significant Estimates
---------------------

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of trade receivables and inventory reserves, contingent liabilities, fair value of long term investments, impairment of long-lived assets, fair value of services for stock based compensation and the useful lives for amortization and depreciation.

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

Equity Investments
------------------

     All equity investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value that is other than temporary.

     Management evaluates related information in addition to quoted market prices, if any, in determining the fair value of these investments and whether an other than temporary decline in fair value exists. Factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. The list is not all inclusive and management periodically weighs all quantitative and qualitative factors in determining if any impairment loss exists.

     The majority of equity investments are primarily based on a contractual relationship between us and the Investee. Therefore, it is not practicable to estimate the fair value of the equity instruments, because there are no transactions that in substance, are involving the equity investment alone.

Fair Value Of Financial Instruments
-----------------------------------

     Our financial instruments, trade receivables, bank notes, trade payables and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. Fair values of cash equivalents represent quoted market prices, if available. If no quoted market prices are available, fair values are estimated based on other factors. The fair value of amounts due to related parties is not determinable since it is not negotiated at arms length. The carrying value of our long-term debt approximates fair value.

     We enter into forward contracts for hedging foreign currencies. The differences of the contract forward rate between the signing contract rate and the settlement date is amortized during the contract period. There were no significant gains or losses from these contracts in 2003 or 2002 and there are no material open contracts at December 31, 2003 and 2002.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2003 or December 31, 2002.

SEASONALITY

     We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline or trading in our stock could be suspended and you could lose all or part of your investment.

Our failure to obtain approval of the reverse acquisition of Cirmaker Taiwan
----------------------------------------------------------------------------
from the Taiwan Ministry of Economic Affairs may have a material adverse effect
-------------------------------------------------------------------------------
on us.
-----

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval and management is seeking to determine what consequences, if any, our failure to obtain approval may have on us.

We need substantial additional capital in order to fully implement our business
-------------------------------------------------------------------------------
plan.
----

     Our current business plan contemplates capital expenditures beyond our current capital resources. For example, we plan on expanding our manufacturing facility in Dong Guam, China. Our expansion plans include the acquisition of equipment and the renovation of the facility. We estimate the cost of this expansion to be approximately $400,000. We have also identified a potential acquisition target in mainland China. The target company owns a facility that could be used for the assembly of our set top boxes in China. We anticipate that the cost of this acquisition will be approximately $500,000. We do not currently have enough capital to make these and other anticipated capital expenditures. Management expects that these expenditures will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. However, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained.

Our success depends in large part on whether or not our products will be
------------------------------------------------------------------------
accepted by consumers in our target markets.
-------------------------------------------

     Our business strategy is currently focused on two products, digital TV receivers and computer heat dispersion systems. We have been developing the components and systems that enable analog televisions to access the digital television broadcasting network which is developing in China and our ultimate success depends in large part upon the full development of a national digital television broadcasting network in China. There are many obstacles to the creation of a national digital television broadcasting network in China, including, consumer acceptance, compliance with governmental regulations and the need to obtain governmental approvals, . If third party efforts to establish a digital television broadcasting network in China fail, our digital to analog set top boxes will not be in demand and our results of operations and prospects would be materially adversely affected.

     With regard to our computer heat dispersion system product line, we have spent considerable resources developing high-end nano-technology which applies a special material that transfers heat from computer systems more quickly and efficiently. Future sales of our computer heat dispersion systems using this technology, when fully developed, will depend in large part on whether this new technology is accepted by consumers and manufacturers as a replacement for the current heat transfer material . If the market does not accept this new technology our results of operations and prospects would be materially adversely affected.

Rapid technological changes and short product life cycles in our industry could
-------------------------------------------------------------------------------
harm our business.
-----------------

     The technology underlying our products and other products in our industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We spent approximately $111,055 for research and development expenses for the year ended December 31, 2003. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

The deterioration of relations between Taiwan and China could negatively affect
-------------------------------------------------------------------------------
our business.
------------

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

You will likely suffer significant dilution. We do not intend to pay any
------------------------------------------------------------------------
dividends for the foreseeable future.
------------------------------------

     We will likely need to issue additional shares of our capital stock in the future in order to raise capital to satisfy our current obligations and to otherwise carry out our business plan. Upon the issuance of these shares you will experience dilution in the net tangible book value of your common stock. We have never paid dividends and do not intend to pay any dividends in the foreseeable future.

Our stock is a penny stock and there are significant risks related to buying and
--------------------------------------------------------------------------------
owning penny stocks.
-------------------

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

There are several risks relating to the infringement of our proprietary
-----------------------------------------------------------------------
technology.
----------

     We have obtained patents for our computer CPU cooling systems in Taiwan, Japan, China, South Korea and the U.S.A. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours or otherwise obtain access to our know-how or that others will not be issued patents which may prevent the sale of our products or require licensing and the payment of significant fees or royalties by us for the pursuit of our business. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

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

Our stock is very volatile and subject to significant fluctuations.
------------------------------------------------------------------

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

ITEM 7. FINANCIAL STATEMENTS.

     Our consolidated financial statements for the fiscal year ended December 31, 2003 and 2002 (restated), and the reports thereon of Livingston, Wachtell & Co., LLP, are included in this annual report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Liao concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     Our directors and officers as of December 31, 2003, are:

     Name                           Age         Position
     ----                           ---         --------

     Bill Liao                      46          Chairman, CEO and President
     Hong Juin (Grace) Chang        39          Director, General Manager and
                                                  Chief Financial Officer
     Shiu-Li (Lilly) Ku             33          Director, VP Sales and Marketing

     BILL LIAO received his B.S. degree in mechanical engineering from Nan-Kai Institute of Technology. From 1977 through 1979 he attended the Chinese Air Force Academy in the jet fighter pilot program. From 1979 through 1984 he served as a pilot in the Chinese Air Force. He has been employed at Cirmaker Taiwan, our subsidiary, since 1984 where he now serves as the Chairman, Chief Executive Officer and President. Since 2002 he also studied in the MBA program at National Central University. Mr. Liao is Mrs. Chang's husband. Mr. Liao has significant experience in the electronics field having held several sales management positions in various electronics companies prior to co-founding Cirmaker with his wife Ms. Chang.

     HONG JUIN (GRACE) CHANG has an MBA from National Broadcast University. She co-founded Cirmaker with her husband, Bill Liao, and has been employed at Cirmaker Taiwan, our subsidiary, since 1984 where she now serves as the Chief Financial Officer, General Manager and as a director. Mrs. Chang is Mr. Liao's wife.

     SHIU-LI (LILLY) KU has a B.S. in Business Management from Wan Long Institute of Technology. She is employed by Cirmaker Taiwan, our subsidiary, where she is the Vice President of Sales and Marketing. She has been employed by Cirmaker Taiwan for the last five years and held the position of sales representative prior to becoming the Vice President of Sales and Marketing.

MANAGEMENT

     In addition to Mr. Liao, Ms. Chang and Ms. Ku, who are all both directors and members of our executive management team as described above, the following people are also a members of our executive management team.

     Name                           Age         Position
     ----                           ---         --------

     Charles Skeele                 51          General Manager, U.S. Operations
     William Chen                   53          Chief Development Officer,
                                                  China Operations
     Shih-Tang (Peter) Liao         44          Vice General Manager

     CHARLES SKEELE joined Cirmaker in September, 2003 as the Chief Executive Officer and the Chief Financial Officer. In February 2004 Mr. Skeele resigned from such positions and assumed the role of General Manager, U.S. Operations. A graduate of the Harvard Business School, Mr. Skeele was chief executive officer of Microsource CAD/CAM from 1984 to 1997. During the period from 1997 through September 2003, Mr. Skeele has worked as a consultant for various businesses. Mr. Skeele will work with the company's advisory teams to oversee relations with U.S. investors and development of business opportunities in the U.S.

     WILIAM CHEN, who joined Cirmaker in January, 2003, was named Chief Development Officer, China Operations in February 2004. In this new position, he heads up marketing and business development for Cirmaker's operations in the Peoples' Republic of China. Mr. Chen successfully started and ran businesses in import/export, metals and construction in Taiwan since 1978. Mr. Chen also co-founded and ran the Vancouver Telephone Company, a telecommunications business in Canada, which was subsequently acquired by a NASDAQ-listed company.

     SHIH-TANG (PETER) LIAO is the Vice General Manager of Cirmaker. For the past five years he has held various positions at Cirmaker mostly involving sales, marketing and business development. He was promoted to the position of Vice General Manager in 2000. Peter Liao is Bill Liao's brother.

AUDIT COMMITTEE FINANCIAL EXPERT

     We do not currently have an Audit Committee Financial Expert. We intend to seek a qualified independent expert to become a member of our board of directors in 2004. Before retaining any such expert our board would make a determination as to whether such person is independent.

CODE OF ETHICS

     On March 3, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Bill Liao and Charles Skeele who both served as our Chief Executive Officer at times during the 2003 fiscal year, and the four most highly compensated officers other than the Chief Executive Officers, and up to two other executive officers, if any, who earned over $100,000 and was serving at the end of our last fiscal year December 31, 2003, for services in all capacities to us.

                                            SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                               -------------------               ----------------------
                                                                 AWARDS                      PAYOUTS
                                                                 ------                      -------
                                                     OTHER                    SECURITIES                ALL
                                                     ANNUAL      RESTRICTED   UNDERLYING                OTHER
NAME                                                 COMP-       STOCK        OPTIONS/       LTIP       COMPEN-
AND PRINCIPAL                   SALARY     BONUS     ENSATION    AWARDS       SARS           PAYOUTS    SATION
POSITION               YEAR     ($)        ($)       ($)         ($)          (#)            ($)        ($)
Bill Liao              2003     56,075     0         0           0            800,000        0          1,781(c)
  Chief Executive      2002     56,075     0         0           0            0              0          1,781(c)
  Officer and          2001     56,075     0         0           0            0              0          1,781(c)
  President(a)

Charles Skeele         2003     37,500     0         0           0            0              0          0
  General Manager,     2002     0          0         0           0            0              0          0
  U.S. Operations      2001     0          0         0           0            0              0          0




Hong Juin (Grace)      2003     46,850     0         0           0            800,000        0          0
Chang                  2002     46,850     0         0           0            0              0          0
  General Manager      2001     46,850     0         0           0            0              0          0
  and Chief
  Financial Officer

William Chen           2003     0          0         0           0            2,000,000      0          0
  Chief Development    2002     0          0         0           0            0              0          0
  Officer - China      2001     0          0         0           0            0              0          0
  Operations

Shiu-Li (Lilly) Ku     2003     35,490     0         0           0            300,000        0          0
  Vice President of    2002     35,490     0         0           0            0              0          0
  Sales and Marketing  2001     35,490     0         0           0            0              0          0

Shih-Tang              2003     45,000     0         0           0            600,000        0          0
(Peter) Liao           2002     45,000     0         0           0            0              0          0
  Vice General         2001     45,000     0         0           0            0              0          0
  Manager

------------------------

(a) Bill Liao served as our Chief Executive Officer from January 1, 2003 through September, 2003 and from February 2004 to the current date. Mr. Liao also serves as the President and Chief Executive Officer of Cirmaker Taiwan and has served in such capacity since its inception.

(b) Charles Skeele served as our Chief Executive Officer and Chief Financial Officer from September, 2003 through December 31, 2003. He resigned from such position in February 2004 and is currently our General Manager, US Operations.

(c) This amount represents annual lease payments for a vehicle leased by Cirmaker Taiwan for use by Mr. Liao.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the grant of stock options made during the year ended December 31, 2003 to the persons named in the Summary Compensation
Table:

                                            % OF TOTAL
                        NUMBER OF           OPTIONS GRANTED
                        SECURITIES          TO EMPLOYEES
                        UNDERLYING          IN FISCAL           EXERCISE
NAME                    OPTIONS GRANTED     PERIOD(c)           PRICE PER SHARE     EXPIRATION DATE(d)
----                    ---------------     ---------           ---------------     ------------------
Bill Liao                   800,000              17.77%              $0.35                12/29/05
  Chief Executive
  Officer and
  President

Charles Skeele                -0-                  -0-                -0-                    n/a
  General Manager,
  U.S. Operations

Hong Juin (Grace)           800,000              17.77%              $0.35                12/29/05
Chang
  General Manager and
  Chief Financial
  Officer

William Chen               2,000,000             44.44%              $0.50                12/23/05
  Chief Development
  Officer, China
  Operations

Shiu-Li (Lilly) Ku          300,000               6.67%              $0.35                12/29/05
  Vice President of
  Sales and Marketing

Shih-Tang (Peter) Liao      600,000              13.34%              $0.35                12/29/05
  Vice General Manager

     The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2003. No stock options were exercised in 2003 by those persons.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-
                               OPTIONS AT FISCAL YEAR-END      THE-MONEY OPTIONS AT FISCAL
                                           #                         YEAR-END($)(a)
                               --------------------------      ---------------------------
NAME                           EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
----                           -----------  -------------      -----------  -------------
Bill Liao                        800,000         -0-            $280,000         $0

Charles Skeele                     -0-           -0-               -0-           -0-

Hong Juin (Grace) Chang          800,000         -0-            $280,000         $0

William Chen                    2,000,000        -0-           $1,000,000        $0

Shiu-Li (Lilly) Ku               300,000         -0-            $105,000         $0

Shih-Tang (Peter) Liao           600,000         -0-            $210,000         $0

COMPENSATION OF DIRECTORS

     All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings.

NO EMPLOYMENT AGREEMENTS

     We do not have any written employment agreements with our executive officers, however, we may enter into written employment agreements in the future.

BENEFIT PLANS

     In 1999, Cirmaker Taiwan established an independent defined benefit retirement plan in accordance with the Taiwan Labor Standard Law promulgated by the President on July 30th, 1984 by Order of Hwa Zhong-I-Tze-No.14069 for all regular employees. Cirmaker Taiwan contributes the minimum required contribution coverage, 2% of salaries paid monthly to an account of the "Pension Fund Management Committee" with the Central Trust of China and expects to make the same minimum required contribution coverage percentage of 2% in 2004 and future years. The pension fund balances are not reflected in Company's financial statements.

     Retirement benefits are based on prior salary history (pre-retirement prior six months average salary), plus years of credited service. For the period of credited service, 1-15 years, the plan participant earns 2 months of salary each year. After 15 years, the plan participant earns 1 month of salary each year, up to a total maximum of 45 months salary. Retirement benefits are generally paid out to employees as a lump sum payment. Voluntary retirement occurs if the employee attains age 55 and has worked for 15 years or when the employee has worked for more than 25 years.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2003, all such filing requirements applicable to its officers and directors were complied with, except that various directors, officers and others were late in filing Form 3, Form 4 and other reports during the fiscal year ended December 31, 2003.

LIMITED LIABILITY AND INDEMNIFICATION

     Our bylaws provide that we must indemnify our directors and officers to the fullest extent not prohibited by the Nevada General Corporation Law. We may modify the extent of this indemnification by individual contracts with our directors and officers. Notwithstanding the foregoing, we are not required to indemnify any director or officer in connection with any proceeding initiated by such person unless (i) the indemnification is expressly required by law, (ii) the proceeding was authorized by our board of directors, (iii) the indemnification is provided by us, in our sole discretion, pursuant to the powers vested under the Nevada General Corporation Law, or (iv) the indemnification is otherwise required by our bylaws.

     In as much as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with any of our securities that are being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

CONSULTANTS

     We retain consultants to the extent management deems necessary and appropriate. We will not delegate our authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind us in any material respect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information relating to the beneficial ownership of our common stock by (a) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (b) each director and each of the named executive officers, and (c) the directors and executive officers as a group as of December 31, 2003.

Name of Shareholder                    Number of Shares      Percentage of Class
Chuan-Ho Chen                              1,482,000                5.74%

Bill Liao                                4,082,858(1)              17.82%

Jong Juin (Grace) Chang                  4,082,858(1)              17.82%

Shiu-Li (Lilly) Ku                        300,000(2)                1.15%

Charles Skeele                                -0-                    -0-

William Chen                             2,000,000(3)               7.19%

Shih-Tang (Peter) Liao                    600,000(4)                2.36%

Directors and officers as a group      6,982,858(1)-(4)            23.04%
(6 persons)

---------------------

     (1) Includes 3,282,855 shares that are held of record by Bill Liao, Ms. Chang's husband. These shares are deemed to be beneficially owned by Ms. Chang. Ms. Chang disclaims beneficial ownership of such shares. Also includes 800,000 options held by Mr. Liao and 800,000 options held by Mrs. Chang that are exercisable within 60 days and deemed beneficially owned by each such person.
     (2) Consists of options to purchase 300,000 shares of the issuer's common stock that are exercisable within 60 days and deemed beneficially owned by such person.
     (3) Consists of options to purchase 2,000,000 shares of the issuer's common stock that are exercisable within 60 days and deemed beneficially owned by such person.
     (4) Consists of options to purchase 600,000 shares of the issuer's common stock that are exercisable within 60 days and deemed beneficially owned by such person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2003, our general manager/chief financial officer, related party to the major stockholder, advanced $272,978 to us for short-term working capital purposes. The advances are interest free and only for short periods of time, payable on demand. The maximum borrowings from all related parties at any point were $821,737 and $526,679 during fiscal years 2003 and 2002.

     In a related party stock transaction occurring prior to the reverse acquisition of Cirmaker Taiwan, we sold 2,000,000 shares of our common stock to one individual, who is related to one of our affiliates. We sold these shares at $.10 per share for an aggregate price of $200,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

3.1* Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, filed with the SEC on September 26, 2001.)

3.2*                Bylaws of the Company (Incorporated by reference to Exhibit
                    3.2 of the Company's Registration Statement on Form SB-2 filed with the SEC on September 26, 2001)

4.1* Share Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-1, Amendment No. 1, filed on January 8, 2002.)

10.1* Stock Purchase Agreement, dated December 3, 2002, between the Company and Cirmaker Industry Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed on December 6, 2002.)

10.2* Amendment to Stock Purchase Agreement (Incorporated by reference to the Company's Form 8-K/A filed on February 10, 2003.)

10.2* Asset Sale Agreement, dated January 31, 2003, between the Company and Peter Smith. (Incorporated by reference to Exhibit 10.2 to the Form 10-QSB/A of the Company filed on September 22, 2003.)

10.3*               Investment and Cooperation Agreement with IDN Telecom, Inc.
                    (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on June 25, 2003.)

10.4* Regulation S Subscription Agreement, dated August 5, 2003, between the Company and Universal Securities Corp. relating to subscription rights for 1,000,000 shares of common (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on November 21, 2003.)

10.5* Regulation S Subscription Agreement, dated August 5, 2003, between the Company and Universal Securities Corp. relating to subscription rights for 7,500,000 shares of common stock. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB filed on November 21, 2003.)

10.6 Contract, dated February 2, 2004, among the Company, Shaanxi Ruyi Electric Company and Shaanxi New Century Electric Co. Ltd.

10.7 Trust documents establishing Company's indirect ownership by trust of the Company's equity interest in Cirmaker Taiwan. 14 Code of Ethics

21                  Description of Subsidiaries

31.1                Certification of Principal Executive Officer

31.2                Certification of Principal Financial Officer

32                  Section 1350 Certifications

*    Incorporated by reference as indicated.

FORM 8-K REPORTS

     A Form 8-K report was filed by us on October 7, 2003, disclosing a change of our auditors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $85,000 and $25,000, respectively.

AUDIT RELATED FEES

     The aggregate fees billed in the fiscal year ended December 31, 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

     The aggregate fees billed in the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

     The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

     On February 27, 2004 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Hong Juin (Grace) Chang to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

     The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 26, 2004

                                         CIRMAKER TECHNOLOGY CORPORATION


                                         By:           /s/ Bill Liao
                                            -----------------------------------
                                              Bill Liao
                                              Chairman, Chief Executive Officer
                                              and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                         Date
      ---------                          -----                         ----


    /s/ Bill Liao            Chairman, CEO and President          April 26, 2004
-----------------------
      Bill Liao

                             Director, General Manager and
  /s/ Hong Juin Chang        Chief Financial Officer              April 26, 2004
-----------------------
    Hong Juin Chang


    /s/ Shiu-Li Ku           Director                             April 26, 2004
-----------------------
      Shiu-Li Ku

                         CIRMAKER TECHNOLOGY CORPORATION

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-1

INDEPENDENT AUDITORS' REPORT                                          F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     BALANCE SHEETS                                                   F-3

     STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS                  F-4

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                    F-5

     STATEMENTS OF CASH FLOWS                                         F-6 - F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-32

     BRANCH OFFICE                                                         TEL 212-840-2595
    20 LEBANON ROAD                                                        FAX 212-840-7239
SCARSDALE, NY 10583-7122                                                    www.lwccpa.com
      914-723-3376
                              LIVINGSTON, WACHTELL & CO., LLP
                               CERTIFIED PUBLIC ACCOUNTANTS
                                1140 AVENUE OF THE AMERICAS
LEONARD L. EIGER, C.P.A.           NEW YORK, NY 10036-5803       JAY J. LIVINGSTON, C.P.A. (1919-1972)
IRA E. COHEN, C.P.A.                                             THEODORE WACHTELL, C.P.A. (1919-1966)
JAMES R. GRIMALDI, C.P.A.                                        HERBERT H. REYBURN, C.P.A. (1934-1985)
LAWRENCE GOLDMAN, C.P.A.                                         IRVING ZUCKERMAN, C.P.A. (1965-1985)
                                                                 SAM BECKER, C.P.A. (1971-2001)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
Cirmaker Technology Corporation
Taoyuan, Taiwan

We have audited the accompanying consolidated balance sheets of Cirmaker Technology Corporation (formerly Wrestle-Plex Sports Entertainment Group, Ltd.) and subsidiaries as of December 31, 2003 and December 31, 2002 as restated, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 as restated. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirmaker Technology Corporation (formerly Wrestle-Plex Sports Entertainment Group, Ltd.) and subsidiaries as of December 31, 2003 and December 31, 2002 as restated, and the consolidated results of its operations and comprehensive loss, changes in stockholders' equity and its consolidated cash flows for the years ended December 31, 2003 and December 31, 2002 as restated, in conformity with accounting principles generally accepted in the United States of America.


/s/ Livingston, Wachtell & Co., LLP
New York, New York
March 6, 2004

                        CIRMAKER TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                        ------------
                   Assets                                          2003             2002
                   ------                                          ----             ----
                                                                                 (Restated)
Current assets:
   Cash and cash equivalents                                   $    237,125     $    378,721
   Restricted cash                                                  680,432          659,108
   Trade receivables, net                                         6,598,711        5,681,406
   Inventory                                                      1,651,562        2,605,976
   Deferred tax asset                                               145,643          434,725
   Other current assets                                             538,166          340,216
                                                               ------------     ------------
        Total current assets                                      9,851,639       10,100,152

Property, plant and equipment, net                                6,039,104        6,104,775
Equity investments                                                  644,319          100,885
Deferred tax asset                                                  263,379          136,681
Other assets                                                        264,224           67,625
                                                               ------------     ------------

        Total assets                                           $ 17,062,665     $ 16,510,118
                                                               ============     ============

    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
   Bank notes                                                  $  5,004,472     $  3,383,882
   Trade payables                                                 2,269,735        3,662,058
   Accrued liabilities and taxes payable                          1,229,719          589,235
   Due to stockholder                                               272,978           -
   Current portion of long-term debt                                282,771          253,476
                                                               ------------     ------------
        Total current liabilities                                 9,059,675        7,888,651

Bank notes, long-term                                             1,417,869        1,597,954
Accrued pension liability                                           255,020          173,093
                                                               ------------     ------------
                                     Total liabilities           10,732,564        9,659,698

Minority interest                                                 1,778,427            -

Commitments and contingencies - note 10

Stockholders' equity
   Preferred stock; $.001 par value; 50,000,000 shares
     authorized, no shares issued  and outstanding                     -               -
   Common stock; 100,000,000 shares authorized;
     25,808,000 and 10,692,000 shares issued
     and outstanding                                                 25,808        6,426,070
   Additional paid-in capital                                     6,333,729          860,724
   Accumulated deficit                                           (1,665,648)         (86,715)
   Accumulated other comprehensive loss                            (142,215)        (349,659)
                                                               ------------     ------------
        Total stockholders' equity                                4,551,674        6,850,420
                                                               ------------     ------------

        Total liabilities and stockholders' equity             $ 17,062,665     $ 16,510,118
                                                               ============     ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                     For the Year Ended
                                                                        December 31,
                                                                        ------------
                                                                   2003             2002
                                                                   ----             ----
                                                                                 (Restated)
Net sales                                                      $ 16,631,013     $ 19,222,222
Cost of sales                                                    14,060,175       16,731,537
                                                               ------------     ------------

   Gross profit                                                   2,570,838        2,490,685

Operating expenses:
Research and development                                            111,055          171,278
Sales and marketing                                                 589,010          576,436
General and administrative                                        2,344,723          814,504
Impairment loss on equity investments                               650,482           42,734
Reorganization expenses                                             196,899            -
                                                               ------------     ------------

   Total operating expenses                                       3,892,169        1,604,952
                                                               ------------     ------------

Income (loss) from operations                                    (1,321,331)         885,733

Other income (expense):
Interest expense                                                   (262,849)        (237,411)
Foreign currency transaction gains                                   83,035          130,318
Other income, net                                                    72,646           45,975
                                                               ------------     ------------
   Total other expense                                             (107,168)         (61,118)
                                                               ------------     ------------
Income (loss) before income taxes
   and minority interest                                         (1,428,499)         824,615

Provision for income taxes                                          125,898          260,399
                                                               ------------     ------------

Income (loss) before minority interest                           (1,554,397)         564,216

Minority interest in net income of
   consolidated subsidiaries                                        (45,962)           -
                                                               ------------     ------------

Net income (loss)                                              $ (1,600,359)    $    564,216
Foreign currency translation adjustment                             160,768           41,558
                                                               ------------     ------------

Comprehensive income (loss)                                    $ (1,439,591)    $    605,774
                                                               ============     ============

Basic and diluted income (loss) per share                      $       (.06)    $        .05
                                                               ============     ============

Weighted average number of common
   shares outstanding                                            22,700,384       10,692,000
                                                               ============     ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

     FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002 (Restated)

                                                                             Additional                      Other
                                                      Common Stock            Paid-in                    Comprehensive
                                              Shares Issued     Amount        Capital        Deficit     Income (Loss)      Total
                                              -------------     ------        -------        -------     -------------      -----
Balance, December 31, 2001 - original          10,692,000     $ 6,426,070   $   860,724   $    325,393    $ (391,217)   $ 7,220,970
Restatements - 2001                                 -               -             -           (976,324)        -           (976,324)
                                               ----------     -----------   -----------   ------------    ----------    -----------

Balance, December 31, 2001 - restated          10,692,000     $ 6,426,070   $   860,724   $   (650,931)   $ (391,217)   $ 6,244,646
Foreign currency translation gain                   -               -             -              -            41,558         41,558

Net income for the year - restated (note 13)        -               -             -            564,216         -            564,216
                                               ----------     -----------   -----------   ------------    ----------    -----------
Balance, December 31, 2002 - restated          10,692,000       6,426,070       860,724        (86,715)     (349,659)     6,850,420

Proceeds from sale of common stock -
  prior to recapitalization                     2,000,000           2,000       198,000          -             -            200,000

Common stock issued for services -
  prior to recapitalization                       500,000             500       354,500          -             -            355,000

Recapitalization - March - other than
  minority interest                            15,008,000      (4,815,130)    4,260,130          -             -           (555,000)

Recapitalization - March - minority interest   (2,642,000)     (1,587,882)     (212,685)        21,426        86,401     (1,692,740)

Proceeds from sale of common stock -
  net of issuance costs                           250,000             250       473,060          -             -            473,310

Options issued to employees                         -               -           400,000          -             -            400,000

Foreign currency translation gain                   -               -             -              -           160,768        160,768

Net loss for the year                               -               -             -         (1,554,397)                  (1,554,397)

Net loss - minority interest                        -               -             -            (45,962)      (39,725)       (85,687)
                                               ----------     -----------   -----------   ------------    ----------    -----------

Balance, December 31, 2003                     25,808,000     $    25,808   $ 6,333,729   $ (1,665,648)   $ (142,215)   $ 4,551,674
                                               ==========     ===========   ===========   ============    ==========    ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Year Ended
                                                                        December 31,
                                                                        ------------
                                                                   2003             2002
                                                                   ----             ----
                                                                                 (Restated)
Cash flows from operating activities:
   Net income (loss)                                           $ (1,600,359)    $    564,216
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                  498,529          397,078
     Provision for losses on receivables                             84,969          119,172
     Inventory reserves                                               5,808           24,910
     Impairment loss on equity investments                          650,482           42,734
     Stock options issued for services                              400,000            -
     Minority interest                                               45,692            -
     Other, net                                                     167,577           91,883
   Changes in operating assets and liabilities:
     Trade receivables                                           (1,002,274)      (1,249,728)
     Inventory                                                      951,702       (1,079,729)
     Other current assets                                          (122,114)         (40,905)
     Trade payables                                              (1,162,898)       2,563,120
     Accrued liabilities and taxes payable                          714,055           42,461
                                                               ------------     ------------
   Net cash provided by (used in) operating activities             (368,831)       1,475,212
                                                               ------------     ------------

Cash flows from investing activities:
   Change in restricted cash                                        (21,324)        (431,810)
   Purchase of property and equipment                              (579,361)        (860,208)
   Purchase of equity investments                                (1,187,710)           -
   Other investing activities                                      (218,509)         (42,980)
                                                               ------------     ------------
   Net cash used in investing activities                         (2,006,904)      (1,334,998)
                                                               ------------     ------------

Cash flows from financing activities:
   Proceeds from (repayments of) bank notes                       1,620,590          967,561
   Proceeds from (repayments of) related
     party obligations                                              272,978         (523,665)
   Proceeds (repayments) of long-term debt                         (193,296)        (257,751)
   Proceeds from sale of common stock                               500,000            -
   Issuance costs from sale of common stock                         (26,690)           -
                                                               ------------     ------------
   Net cash provided by financing activities                      2,173,582          186,145
                                                               ------------     ------------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION

                                                                     For the Year Ended
                                                                        December 31,
                                                                        ------------
                                                                   2003             2002
                                                                   ----             ----

Effect of exchange rate changes on cash                              60,287           32,007
                                                               ------------     ------------

Net increase (decrease) in cash and cash equivalents               (141,596)         358,366
Cash and cash equivalents, beginning of the year                    378,721           20,355
                                                               ------------     ------------
Cash and cash equivalents, end of the year                     $    237,125     $    378,721
                                                               ============     ============


Supplemental disclosure of cash flow information:
   Interest paid                                               $    266,507     $    234,947
                                                               ============     ============

   Income taxes paid                                           $    182,155     $     99,472
                                                               ============     ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION

     CIRMAKER TECHNOLOGY CORPORATION

     Cirmaker Technology Corporation, a Nevada corporation (the "Company"), formerly called Wrestle - Plex Sports Entertainment Group, Ltd. was incorporated on June 1, 2000. The Company, while operating under the name of Wrestle - Plex, was a Company in the development stage, and operated to provide sports entertainment, specifically in the area of professional wrestling. In 2002, the Company discontinued its operations and devoted all of its efforts towards effecting a business combination with an operating entity.

     On December 3, 2002, the Company entered into a stock purchase agreement which was later amended (as so amended, the "Purchase Agreement"), with Cirmaker Industry Co., Ltd. ("Cirmaker Taiwan"). Pursuant to the Purchase Agreement, on March 21, 2003 (the "Acquisition Date") the Company acquired approximately 75% of the issued and outstanding capital stock of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of the Company, pursuant to the Purchase Agreement, the Company may eventually own Cirmaker Taiwan as a wholly-owned subsidiary.

     CIRMAKER TAIWAN

     Cirmaker Taiwan was incorporated under the Company Law of Taiwan, Republic of China ("ROC") on June 18, 1984.

     Cirmaker Taiwan is in the business of manufacturing a wide variety of electronic parts and components for sales primarily in the Asian markets. Its products include digital TV receivers (set top boxes), computer heat dispersion systems, electronic terminals, computer chips and various other electronic parts and accessories.

     ACQUISITION OF CIRMAKER TAIWAN

     Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders, exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock, in 2 for 1 stock exchange, on the Acquisition Date. At December 31, 2003, there were 5,284,000 remaining shares of Cirmaker Taiwan that have not yet been exchanged with the Company. Cirmaker Taiwan will continue to negotiate with its minority interest stockholders to exchange their Cirmaker Taiwan shares for shares of the Company, pursuant to the Purchase Agreement.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

     ACQUISITION OF CIRMAKER TAIWAN (Continued)

     The Purchase Agreement has not yet been approved by the Taiwan Ministry of Economic Affairs ("Taiwan Ministry"). The Company is currently working on obtaining this approval from the Taiwanese government and determining what consequences the non-approval has on the Company. Such non-approval may impose certain restrictions on the Company.

     Due to the fact that the Purchase Agreement has not yet been approved by the Taiwan Ministry, the Company entered into separate Trust Agreements with 10 individuals, all related parties to Cirmaker Taiwan. In each trust, a certain number of shares of Cirmaker Taiwan's stock are currently being held in each of their names, as nominees of and trustee for the Company. Approximately 90% of these shares held in trusts are being held by a major shareholder who is also the President of the Company ("major stockholder") and members of his family. There can be no assurance that the trust arrangement will be upheld in the event of the bankruptcy of any of the trustees. The trustees are currently in the process of transferring the title of these shares from these trusts to the Company.

     Since the former stockholders of Cirmaker Taiwan and their related or affiliated parties now effectively control a majority of the issued and outstanding shares of the common stock of the Company, subsequent to the merger, and have appointed the current board of directors, this acquisition was accounted for as a recapitalization of Cirmaker Taiwan, whereby Cirmaker Taiwan is deemed to be the accounting acquirer and has adopted the capital structure of the Company. The Company has changed its fiscal year end to December 31, to match that of Cirmaker Taiwan as the accounting acquirer. Due to the recapitalization of Cirmaker Taiwan, all reference to the shares of Cirmaker Taiwan's common stock, have been restated to reflect the equivalent number of total shares of the Company's outstanding common stock on a post-acquisition basis.

     The Company did not have any assets or liabilities on the Acquisition Date. All financial information included in this Form 10-KSB report, prior to the Acquisition Date is the financial information of Cirmaker Taiwan, as if Cirmaker Taiwan had been the registrant. The financial information since the Acquisition Date, is that of the Company and its subsidiaries, on a consolidated basis.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

     ACQUISITION OF CIRMAKER TAIWAN (Continued)

     After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation, Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation organized in the People's Republic of China ("PRC") with each of these PRC corporations having the same name as its parent company (collectively "Cirmaker PRC"). Cirmaker PRC has generally not yet commenced its operations in 2003. The total assets and liabilities reported by Cirmaker PRC at December 31, 2003, were $1,023,358 and $972,263, respectively. Cirmaker PRC is expected to commence its full operations in the second quarter of 2004. Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC. The Company expects to make future significant capital investments and expand its business operations in the PRC. The Company is currently seeking to obtain approval from the Taiwan Ministry on the formation of, and the Company's investment in Masterwealth Limited, and its PRC subsidiary.

     Reorganization expenses are primarily professional fees that were incurred that related to the business acquisition and the related SEC filings. Total reorganization expenses for the year ended December 31, 2003 were $196,899.

     STOCK TRANSACTIONS - RELATED TO THE BUSINESS ACQUISITION

     The Company had 15,008,000 shares of common stock issued and outstanding prior to issuing 8,050,000 additional shares to the Cirmaker Taiwan shareholders on the Acquisition Date. Prior to the Acquisition Date, one stockholder held 10,000,000 shares of the Company's common stock. This stockholder sold 9,977,500 of such shares to five individual investors, who shortly thereafter, sold these shares to individual Taiwanese investors.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

     STOCK TRANSACTIONS - RELATED TO THE BUSINESS ACQUISITION (Continued)

     During the first quarter of 2003, prior to the Acquisition Date, the Company issued 500,000 shares of restricted common stock to consultants for consulting services rendered to the Company, in connection with the acquisition of Cirmaker Taiwan. These services were valued at the fair market value of the stock on the date of issuance, by the Company.

     The Company, in a related party stock transaction prior to the Acquisition Date, sold 2,000,000 shares of common stock to one individual, related to the major stockholder of the Company. The Company sold these shares at $.10 per share for an aggregate price of $200,000.

     OTHER STOCK TRANSACTIONS

     In connection with a private placement, the Company sold 250,000 shares of restricted common stock after the Acquisition Date, to a company that was providing consulting services to Cirmaker Taiwan, involving the business acquisition transaction described above.

     The Company sold these shares at $2 per share, with the aggregate proceeds of $500,000 used to purchase shares in a long-term investment (refer to note 6). This private placement was done pursuant to Regulation S under the Securities Act of 1933.

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The directors, executive officers of the Company and their related or affiliated parties own, beneficially and in the aggregate, a significant percentage of the voting power of the outstanding common shares of the Company. Accordingly, if the directors, executive officers and related or affiliated parties, voted their shares uniformly, they could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock and issuance of additional stock of the Company and the dissolution, merger or sale of substantially all of the Company's assets.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

     RESTRICTIONS ON TRANSFER OF ASSETS OUT OF TAIWAN AND CHINA

     Dividend payments by Cirmaker Taiwan and Cirmaker PRC are limited by certain statutory regulations in Taiwan and China. In Taiwan, restrictions will be imposed due to non-approval of the above-mentioned business acquisition by the Taiwan Ministry. In China, no dividends may be paid without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax in China. Repayments of loans or advances from Cirmaker PRC, unless certain conditions are met, will be restricted by the Chinese government.

     BUSINESS RISKS

     The Company has obtained various patents for its products. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology, or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including the PRC, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect the proprietary information and technology, the business financial condition and results of operations could be materially or adversely affected.

     Other factors that could effect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from its customers, an inability to attract new customers and grow on its own, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, a decline in the financial stability of the Company's customers and general uncertain economic conditions overseas, especially in China. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations, cash flows and its ability to continue its operations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements for all periods presented include the financial statements of the Company which include the Company, from the Acquisition Date going forward, Cirmaker Taiwan and Cirmaker PRC. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest expense, which reflects the portion of the consolidated earnings of Cirmaker Taiwan, which are applicable to various stockholders (refer to note 1) owning approximately a 25% minority interest in Cirmaker Taiwan.

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

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of trade receivables and inventory reserves, contingent liabilities, fair value of long term investments, impairment of long-lived assets, fair value of services for stock based compensation and the useful lives for amortization and depreciation.

     FOREIGN CURRENCY TRANSLATION

     The functional currency for Cirmaker Taiwan is the New Taiwan Dollar. The functional currency for Cirmaker PRC is the Yuan, Renminbi. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers financial condition, while generally requiring no collateral.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, trade receivables, bank notes, trade payables and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. Fair values of cash equivalents represent quoted market prices, if available. If no quoted market prices are available, fair values are estimated based on other factors. The fair value of amounts due to related parties is not determinable since it is not negotiated at arms length. The carrying value of the Company's long-term debt approximates fair value.

     The Company enters into forward contracts for hedging foreign currencies. The differences of the contract forward rate between the signing contract rate and the settlement date is amortized during the contract period. There were no significant gains or losses from these contracts in 2003 or 2002 and there are no material open contracts at December 31, 2003 and 2002.

     CASH AND CASH EQUIVALENTS

     Money market funds and all highly liquid financial instruments, with an original maturity of three months or less, are considered to be cash equivalents.

     RESTRICTED CASH

     Restricted cash in banks is classified as a current asset. The restricted cash serves as collateral for various open letters of credit and short term bank loans. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use. At December 31, 2003 and 2002, the Company had cash that was restricted totaling $680,432 and $659,108, respectively.

     TRADE RECEIVABLES

     Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible upon evaluation of such account by Management. Recoveries of trade receivables previously written off are recorded as a reduction to bad debt expense, when received.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVENTORY

     Inventories are stated at the lower of cost or market value, with cost being determined on a weighted average basis. Provisions made for inventory obsolescence and declines in market value are included in the reserve for obsolescence and expensed accordingly to cost of sales.

     PROPERTY, PLANT AND EQUIPMENT

     The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term as follows: machinery equipment, 5-10 years; leased equipment, 5-8 years; miscellaneous equipment, 5 - 20 years; transportation equipment, 5 years; furniture and fixtures, 2 - 20 years; and buildings, 55 years.

     Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are removed from the books and records and any resulting gain or loss is reflected in operations.

     EQUITY INVESTMENTS

     All equity investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value that is other than temporary.

     Management evaluates related information in addition to quoted market prices, if any, in determining the fair value of these investments and whether an other than temporary decline in fair value exists. Factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. The list is not all inclusive and management periodically weighs all quantitative and qualitative factors in determining if any impairment loss exists.

     The majority of equity investments (refer to note 6) are primarily based on a contractual relationship between the Company and the Investee. Therefore, it is not practicable to estimate the fair value of the equity instruments, because there are no transactions that in substance, are involving the equity investment alone.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. Recoverability is based on the sum of undiscounted cash flows expected to be generated by the assets. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.

     COMPREHENSIVE INCOME (LOSS)

     The Company, under SFAS No. 130, is required to report the changes in stockholders' equity from all sources during the period, including accumulated foreign currency translation adjustments. Foreign exchange translation gains of $160,768 and $41,558 are included in stockholders' equity for years ended December 31, 2003 and 2002, respectively, as shown on the statements of changes in stockholders' equity.

     REVENUE RECOGNITION

     The Company recognizes revenue from the sale of its products in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

     Shipping and handling costs incurred by the Company are included in cost of goods sold and those costs, that are billed to customers, are included in net sales.

     RESEARCH AND DEVELOPMENT COSTS

     Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred.

     EARNINGS (LOSS) PER SHARE

     The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. The Company expensed approximately $64,000 and $49,000 in advertising costs, which were included in sales and marketing expenses, for years 2003 and 2002, respectively.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and other interpretations. Accordingly, compensation cost for the stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees.

     INCOME TAXES

     The Company follows Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No.109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they related. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     These temporary differences are primarily from various balance sheet valuation reserves as well as for certain accrued liabilities, such as pension plan retirement benefits. Cirmaker Taiwan also obtains tax credits, which are recorded as permanent differences, for the purchase of machinery and equipment, research and development and employee training.

     SEGMENT REPORTING

     The Company follows Statement of Financial Accounting Standards No. 130, Disclosures about Segments of an Enterprise and Related Information. The Company currently operates and reports as a single segment.

     NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN" 46-R") to address certain FIN 46 implementation issues. The effective dates and impact FIN 46 and FIN 46-R for the Company's consolidated financial statements are as follows:

     1. Special purpose entities: The Company must apply either the provisions of FIN 46 or FIN 46-R at the end of the first reporting period ending after December 15, 2003. The Company has determined that it has no SPE's.

     2. Non-SPEs: The Company is required to adopt FIN 46-R at the end of the first reporting period ending after December 15, 2004. Management does not believe that the adoption of this provision will have a material effect on the Company's financial position, results of operations or cash flows.

     The Company has not entered into any material joint venture or partnership agreements subsequent to date and the Company does not currently expect to enter into any such material agreements. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company's future consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company's fourth quarter of 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's future financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim period beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition, only on its financial statement disclosures.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. The statement applies to legal obligations associated with the retirement of long-lived assets. The adoption of this pronouncement has not had any material effect on the Company.

     In June, 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement has not had any material effect on the Company.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   TRADE RECEIVABLES

     Trade receivables consisted of the following at December 31,:

                                                         2003           2002
                                                         ----           ----
          Accounts receivable                        $ 6,856,154    $ 6,837,865
          Less: allowance for doubtful accounts         (257,443)    (1,156,459)
                                                     -----------    -----------

                  Total                              $ 6,598,711    $ 5,681,406
                                                     ===========    ===========

     Cirmaker Taiwan receives post-dated checks from certain customers, which are held by its bank and are not recorded by the Company as cash received until it is cleared by the bank, in accordance with the date of the checks received from the customers, and credited to Cirmaker Taiwan's bank accounts. The Company generally does not discount (finance) post-dated checks received from its customers. These post dated checks totaled $591,056 and $544,517 at December 31, 2003 and 2002, respectively.

     Five customers, whose accounts receivable balance each exceeded 10% of the Company's total accounts receivable, together represented approximately 62% of the Company's total accounts receivable at December 31, 2003. Three customers in 2002, had accounts receivable balances that each exceeded 10% of the Company's total accounts receivable which together represented approximately 75% of the total accounts receivable at December 31, 2002.

     Two customers, different in each year, whose sales volume each exceeded 10% of the Company's total sales, together represented approximately 22% and 47% of the Company's total sales for years 2003 and 2002, respectively. In 2002, the Company's largest customer represented 28% of the Company's sales.


4.   INVENTORY

     Inventory consisted of the following at December 31,:

                                                         2003           2002
                                                         ----           ----
          Raw materials and supplies                 $   337,131    $   198,156
          Work-in-process                                224,387        172,419
          Finished goods                               1,404,613      2,541,321
                                                     -----------    -----------
                                                       1,966,131      2,911,896
         Less: reserve for obsolescence                 (314,569)      (305,920)
                                                     -----------    -----------

                      Total                          $ 1,651,562    $ 2,605,976
                                                     ===========    ===========

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31,:

                                                         2003           2002
                                                         ----           ----
          Land                                       $ 3,013,271    $ 2,945,634
          Buildings                                    1,694,766      1,697,835
          Machinery and equipment                        907,084        906,857
          Capitalized leased equipment                   663,476        663,476
          Miscellaneous equipment                        552,851        535,682
          Transportation equipment                       140,350        137,200
          Furniture and fixtures                         269,031         202,904
                                                     -----------    ------------
                                                       7,240,829       7,089,588
          Less: accumulated depreciation
            and amortization                          (1,201,725)       (984,813)
                                                     -----------    ------------

            Total                                    $ 6,039,104    $  6,104,775
                                                     ===========    ============

     Depreciation and amortization expense, including amortization on capitalized leased equipment was $498,529 and $397,078 for years ending December 31, 2003 and 2002, respectively.

     Capitalized leased equipment at December 31, 2003, consisted of certain idle equipment with a net book value of $313,458 and an estimated fair value of approximately $462,000, therefore, no impairment loss was recognized in 2003.

     Capitalized leased equipment consists primarily of machinery and equipment. Amortization expense on assets under capitalized leases was $82,849 for the year ended December 31, 2003 and accumulated amortization was $259,824 at December 31, 2003. Future minimum lease payments under capitalized leases as of December 31, 2003 and in the aggregate, are $293,421, payable in 2004 and included in current liabilities under the caption of Bank Notes.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   EQUITY INVESTMENTS

     Equity investments consisted of the following at December 31, :

                                            2003                       2002
                                            ----                       ----
                                                 % of Stock                 % of Stock
          Name of Investee          Amount       Ownership     Amount       Ownership
          ----------------          ------       ---------     ------       ---------
       Shen Pen Tong
         International, Inc.       $  80,954        1.1%      $ 100,885        2.5%
       Vecast, Inc.                  127,847        8.4%          -             -
       IDN Telecom, Inc.             141,141        3.0%          -             -
       Tong Ta:
         (DTE Technologies)          294,377        5.8%          -             -
                                   ---------                  ---------

         Total                     $ 644,319                  $ 100,885
                                   =========                  =========

     In December 2002, Cirmaker Taiwan entered into an "Investment and Cooperation Agreement" with IDN Telecom, Inc. and its affiliated company, Vecast, Inc. (collectively "IDN"), whereby Cirmaker Taiwan agreed to manufacture set top boxes in accordance to IDN's specifications (technology), which are to be sold by IDN through its various affiliations in PRC. This agreement also specified that the Company invest in IDN stock. The Company invested $895,000 in the stock of IDN in 2003.

     Due to several fundamental breaches in the Investment and Cooperation Agreement by IDN, this agreement will be revoked by the Company and an impairment loss on the IDN investment was recognized in 2003. The remaining balances in the IDN investments of $268,988 represent management's estimate, pertaining to expected amounts to be recovered from IDN. The ultimate recovery of these investments could prove to be significantly more or less than the amounts shown in the accompanying balance sheet at December 31, 2003.

     The Company reviewed its investments in non-public companies and estimated the amount of impairment incurred during the years ending December 31, 2003 and 2002, based on its specific analysis of each investment, considering the activities of and events occurring at each of the underlying companies.

     Since the investments are not marketable and their fair value is not readily determinable, the Company reviewed the balance sheet for each investment along with the business plan objectives and other factors. Management estimated the impairment based on a hypothetical liquidation at book value approach, as of December 31, 2003 and 2002. Future adverse changes in these investments could result in further impairment losses in the future.

     The Company recognized impairment losses on all equity investments of $650,482 and $42,734 for the years ended December 31, 2003 and 2002, respectively.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   BANK NOTES

     Short-term bank notes consist of the following at December 31,:

                                                     2003           2002
                                                     ----           ----
          Mortgage loans                         $ 1,476,425    $   297,265
          Lines of credit                          2,557,542      3,086,617
          Commercial paper                           439,505          -
          Other                                      531,000          -
                                                 -----------    -----------

             Total                               $ 5,004,472    $ 3,383,882
                                                 ===========    ===========

     The bank notes were used for working capital purposes and are due within one year of the balance sheet date. Interest rates on these notes range from 1.2% to 7.25% in 2003. Interest rates ranged from 4.176% to 8.5% in 2002. At December 31, 2003, the Company had $71,388 in unused lines of credit.

     Long-term bank notes consist of the following at December 31,:

                                                     2003           2002
                                                     ----           ----
          Mortgage loans                         $ 1,700,640    $ 1,851,430
          Less: current portion                     (282,771)      (253,476)
                                                 -----------    -----------

             Total                               $ 1,417,869    $ 1,597,954
                                                 ===========    ===========

     Interest rates range from 2.815% to 3.025% in 2003. Interest rates range from 3.75% to 4.375% in 2002.

     The net book value of all assets, including restricted cash, short-term investments, trade receivables and property, plant and equipment pledged as collateral for short-term and long-term bank notes was $7,094,973 and $5,553,543 at December 31, 2003 and 2002, respectively. Interest incurred and expensed was $262,849 and $237,411 for the years ended December 31, 2003 and 2002, respectively.

     At December 31 2003, maturities of long-term bank notes are: 2004 - $282,771; 2005 - $172,063; 2006 - $138,946; 2007 - $138,946; 2008 -
     $138,946 and thereafter $ 828,967.


8.   RELATED PARTY OBLIGATIONS

     At December 31, 2003, the Company's general manager/chief financial officer, related party to the major stockholder, (refer to note 1) advanced $272,978 to the Company for short-term working capital purposes. The advances are interest free and only for short periods of time, payable on demand. The maximum borrowings from all related parties at any point were $821,737 and $526,679 during years 2003 and 2002.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company has 50,000,000 shares of $.001 par value preferred stock authorized and no shares are issued and outstanding at December 31, 2003. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors in the future.

     COMMON STOCK

     The Company has 100,000,000 shares of $.001 par value, common stock authorized, of which, 25,808,000 shares are issued and outstanding at December 31, 2003. The shares outstanding at December 31, 2002 were restated to the equivalent shares outstanding of 10,692,000 shares showing the effect of the recapitalization of Cirmaker Taiwan.

     Dividends, subject to restrictions (refer to note 1) in Taiwan and China, paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

     STOCK OPTIONS

     On December 29, 2003 the Company granted five key management employee's nonqualified stock options to purchase 4,500,000 shares of the Company's common stock at $.35 and $.50 per share. The options are exercisable two years from the grant date and were 100% vested in 2003. The difference between the exercise price and the market price for the 2,500,000 stock options was $.16 per share, or a total of $400,000 was expensed to employee compensation for the year ended December 31, 2003.

     Stock option transactions to the employees are summarized as follows:

                                                    2003          2002
                                                    ----          ----
     Outstanding - beginning of year                 -              -
     Granted                                     4,500,000          -
     Exercised                                       -              -
     Forfeited                                       -              -
                                                 ---------      ---------

     Outstanding - end of year                   4,500,000          -
                                                 =========      =========

     Shares exercisable - end of year            4,500,000          -
                                                 =========      =========

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY (Continued)

     The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at December 31, 2003:

                       Stock
                      Options                               Weighted Average
     Exercise     Outstanding and     Weighted Average    Remaining Contractual
      Prices        Exercisable        Exercise Price         Life - Years
      ------      ---------------     ----------------    ---------------------
      $.35           2,500,000              .35                    2
      $.50           2,000,000              .50                    2

     The fair values at date of grant for the options granted above was $.41 and $.39, respectively and were estimated using the Black-Scholes option valuation model with the following assumptions:

          Expected life in years                   2
          Interest rate                            1.3%
          Volatility                              168%
          Dividend yield                            0%

     In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2003 to employees, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to the options measured under the fair value recognition provision of SFAS No. 123.

     The Company's pro forma information for the years ended December 31, 2003 and 2002 prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

                                                      2003            2002
                                                      ----            ----
     Net income (loss) as reported               $ (1,600,359)   $    564,216
     Deduct: total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax effects       1,809,585           -
                                                 ------------    ------------

     Pro forma net income (loss)                 $ (3,409,944)   $    564,216
                                                 ------------    ------------

     Basic and diluted - as reported             $       (.06)   $        .05
                                                 ------------    ------------

     Basic and diluted - pro forma               $       (.15)   $        .05
                                                 ------------    ------------

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCKHOLDERS' EQUITY (Continued)

   RETAINED EARNINGS

     The Company Law of the ROC requires that Cirmaker Taiwan set aside an annual "legal reserve" equal to 10% of its annual net income (less the losses of prior years, if any). Legal reserve shall be appropriated each year until the accumulated legal reserve equals the paid-in capital. Legal reserve may be used to reduce or offset deficit; also, when the legal reserve has reached 50% of paid-in capital, up to 50% of the legal reserve may be transferred to paid-in capital. The legal reserve balance was $105,704 as of December 31, 2003 and 2002.


10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     On March 3, 2004 an agreement was signed with IDN whereby the Company agreed to sell to IDN or affiliates its investment in IDN and Vecast at cost. The Agreement did not refer to any impact on the IDN set top box production agreement. It is unknown whether the Company will be able to recover from IDN its total investment.

     In February 2004, the Company signed an agreement with Shaanxi New Century Electronics Co. Ltd. for the production of set top boxes. The total investment will be approximately $500,000 in 2004 for a 66% stock interest in the company.

     The Company's investment in Cirmaker Technology (Donguan) Limited, a wholly owned subsidiary in 2004 will be approximately $400,000 in a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce electrical cooling fans and set top boxes.

     OPERATING LEASES

     Portions of the Company's operations are conducted using leased equipment and facilities. These leases are non-cancelable and expire in 2004, but are renewable at the Company's option for a length of time to be negotiated by the Company and the lesser. Rent expense was $43,210 and $27,632 for the years ended December 31, 2003 and 2002, respectively.

     At December 31, 2003, future minimum payment obligations required under non-cancelable operating leases is $293,421, all to be paid in 2004.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMITMENTS AND CONTINGENCIES (Continued)

     CONTINGENCIES

     The Purchase Agreement between the Company and Cirmaker Taiwan has not yet been approved by the Taiwan Ministry (refer to note 1). The Company is currently working on obtaining this approval and determining what consequences the non-approval has, if any. Management believes that the consequences of non-approval are not material to the Company's financial statements. Such non-approval may place certain restrictions on the Company.


11.  INCOME TAXES

     Income (loss) from domestic and foreign operations before income taxes and minority interests included the following:

                                                                      For the Year Ended
                                                                         December 31,
                                                                     2003            2002
                                                                     ----            ----
        U.S. loss                                               $ (1,740,402)    $     -
        Taiwan income                                                311,903         824,615
                                                                ------------     -----------

           Total                                                $ (1,428,499)    $   824,615
                                                                ============     ===========

     The provision for income taxes was estimated as follows:

     Income taxes estimated to be payable currently:
        Taiwan                                                  $      -         $   188,024
        Taiwan 10% tax on undistributed earnings                      58,080          63,309
        Taiwan investment tax credit and other                       (17,561)        (15,027)
                                                                ------------     -----------

           Total payable currently                              $     40,519     $   236,306
                                                                ============     ===========

      Deferred income tax expense (credit) - net
        Taiwan                                                  $     85,379     $   24,093
        U.S. federal                                                 442,070          -
        U.S. federal valuation allowance                            (442,070)         -
                                                                ------------     ----------

           Total deferred                                             85,379         24,093
                                                                ------------     ----------

           Total income taxes                                   $    125,898     $  260,399
                                                                ============     ==========

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (Continued)

     The Taiwan tax system imposes a 25% corporate income tax on all corporate earnings. In addition, any undistributed current earnings, on a tax basis, of Cirmaker Taiwan can be subject to an additional 10% corporate income tax if the earnings are not distributed before a specific time. At December 31, 2003, there are no undistributed earnings that are subject to this additional 10% corporate income tax. Cirmaker Taiwan's corporate tax returns through 2001 have been reviewed and approved by the Taiwan Tax Authority. Cirmaker Taiwan also collects and pays a 5% value - added tax ("VAT") on certain sales and purchases.

     There is no provision for U.S. income taxes included on a consolidated basis since the Company has incurred a net operating loss in the U.S. At December 31, 2003, the Company has a net operating loss carryforward of $600,000 in the U.S., which may be available to offset future taxable income through 2023. Additionally, at December 31, 2003, the Company has a net operating loss carry forward in Taiwan of $104,799, which it expects to apply in 2004. The deferred tax asset, based on a tax rate of 34% was $204,000, in which the Company has recorded a full valuation.

     A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows:

                                                           2003          2002
                                                           ----          ----
     U.S. federal income tax benefit at statutory
       (34%) rate                                       $  442,070    $    -
     U.S. federal valuation allowance                     (442,070)        -
     Taiwan rates at other than 34%                        125,898       260,399
                                                        ----------    ----------

          Total income tax                              $  125,898    $  260,399
                                                        ==========    ==========

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (Continued)

                                                       2003                            2002
                                                       ----                            ----
                                                   Deferred Tax                    Deferred Tax
                                                   ------------                    ------------
                                              Assets       Liabilities        Assets       Liabilities
                                              ------       -----------        ------       -----------
     Net operating loss carry forward      $   468,270     $     -         $     -         $     -
     Exchange gain                               -               5,152           -               5,806
     Allowance for doubtful accounts            47,468           -             272,187           -
     Allowance for inventory loss               77,127           -              73,986           -
     Pension plan                               62,629           -              42,180           -
     Investment loss                           200,750           -              94,475           -
     Other                                       -               -              94,384           -
                                           -----------     -----------     -----------     -----------

        Subtotal                               856,244           5,152         577,212           5,806

     Valuation allowance                      (442,070)          -               -               -
                                           -----------     -----------     -----------     -----------

        Total deferred taxes               $   414,174     $     5,152     $   577,212     $    5,806
                                           ===========     ===========     ===========     ==========

        Net deferred tax assets            $   409,022                     $   571,406
                                           ===========                     ===========

     The deferred tax detail above is included on the Company's consolidated balance sheet as follows:

                                                           2003          2002
                                                           ----          ----
        Current deferred tax asset                      $ 145,643     $ 434,725
        Non-current deferred tax asset                    263,379       136,681
                                                        ---------     ---------

           Total                                        $ 409,022     $ 571,406
                                                        =========     =========


12.  PENSION PLAN

     In 1999, Cirmaker Taiwan established an independent defined benefit retirement plan in accordance with the Taiwan Labor Standard Law promulgated by the President on July 30th, 1984 by Order of Hwa Zhong-I-Tze-No.14069 for all regular employees. Cirmaker Taiwan contributes the minimum required contribution coverage, 2% of salaries paid monthly to an account of the "Pension Fund Management Committee" with the Central Trust of China and expects to make the same minimum required contribution coverage percentage of 2% in 2004 and future years. The pension fund balances are not reflected in Company's financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  PENSION PLAN (Continued)

     Retirement benefits are based on prior salary history (pre-retirement prior six months average salary), plus years of credited service. For the period of credited service, 1-15 years, the plan participant earns 2 months of salary each year. After 15 years, the plan participant earns 1 month of salary each year, up to a total maximum of 45 months salary. Retirement benefits are generally paid out to employees as a lump sum payment. Voluntary retirement occurs if the employee attains age 55 and has worked for 15 years or when the employee has worked for more than 25 years.

     The following information summarizes Cirmaker Taiwan's pension benefit plan:

                                                           2003          2002
                                                           ----          ----
     Change in benefit obligation:
     Benefit obligation as of January 1,                $  292,115    $  304,892
     Service cost                                           74,213        79,741
     Interest cost                                          11,952        13,727
     Actuarial loss                                         (2,002)     (106,245)
     Exchange rate movement                                  6,707         -
                                                        ----------    ----------

     Benefit obligation as of December 31,                 382,985       292,115
                                                        ----------    ----------

     Change in plan assets:
     Fair value of plan assets as of January 1,             27,108        16,777
     Actual return (loss) on plan assets                       471           460
     Company contributions                                  13,453         9,871
     Exchange rate movement                                    622         -
                                                        ----------    ----------

     Fair value of plan assets as of December 31,           41,654        27,108
                                                        ----------    ----------


     Funded status                                        (341,331)     (265,007)
     Unrecognized net transitional obligation              167,206       172,547
     Unrecognized net actuarial loss (gain)                (80,895)      (80,633)
                                                        ----------    ----------

     Net amount recognized                              $ (255,020)   $ (173,093)
                                                        ==========    ==========

     Change in benefit obligation:
     Accrued benefit cost                               $ (255,020)   $ (173,093)
                                                        ==========    ==========

     Components of net periodic benefit cost:
     Service cost                                       $   73,210    $   79,741
     Interest cost                                          11,790        13,720
     Expected return on plan assets                         (1,539)         (978)
     Amortization of transitional amount                     9,177         9,081
     Amortization of actuarial (gain) loss                  (2,468)        -
                                                        ----------    ----------

     Net periodic benefit cost                          $   90,170    $  101,564
                                                        ==========    ==========

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  PENSION PLAN (Continued)

                                                           2003          2002
                                                           ----          ----
          Weighted-average assumptions used to
            determine benefit:
          Discount rate                                    3.0%          4.0%
          Expected long-term return on plan assets         3.0%          4.0%
          Rate of compensation increase                    4.0%          3.0%

13.  RESTATEMENT OF FINANCIAL STATEMENTS

     The Company performed a review and subsequent investigation of its historical policies and procedures and as a result uncovered various accounting inaccuracies and errors that significantly affected its financial results and required a restatement of its previously reported financial information for 2002 and prior years. To address the issues discovered in the investigations, the Company has implemented remedial actions, including improved controls over revenue and expense recognition, adoption of new polices for inventory valuation and accounts receivable valuation, improved oversight of accounting transactions, and adopted new internal reporting procedures and practices.

     The financial statements of Cirmaker Taiwan have been restated for 2002 and prior years from amounts previously reported to reflect the following retroactive adjustments: (1) revenue recognition as to sales to a distributor with return rights, revenue recognized in the year when the distributor sells the Company's products to third parties; (2) cost of sales reported in the same year when sales to a distributor were recognized; (3) provision for doubtful trade receivables adjusted as it relates to other restatement adjustments; (4) impairment loss other than temporary on long-term equity investments recognized for 2002 and 2001; (5) proper application of U.S. generally accepted accounting principles as it relates to lower of cost or market for provisions for inventory losses for 2002 and 2001; and (6) income tax expense and deferred income tax assets adjusted as a result of previous adjustments and re-calculation of income tax payable based on restated amounts.

     The effects of these prior period adjustments on the financial statements are as follows:

                                            For the Year Ended December 31, 2002
                                            ------------------------------------
                                               As Previously         As
                                                 Reported         Restated
                                                 --------         --------
     Revenues                                  $ 18,330,322     $ 19,222,222
     Cost of sales                               16,357,509       16,731,537
                                               ------------     ------------
     Gross profit                                 1,972,813        2,490,685
     Operating expenses                           1,659,450        1,604,952
                                               ------------     ------------
     Income from operations                         313,363          885,733
     Other income (expense)                         120,628          (61,118)
                                               ------------     ------------

     Income before income taxes                     433,991          824,615
     Income tax                                    (160,748)        (260,399)
                                               ------------     ------------

     Net income                                $    273,243     $    564,216
                                               ============     ============

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

                                            For the Year Ended December 31, 2002
                                            ------------------------------------
                                               As Previously         As
                                                 Reported         Restated
                                                 --------         --------
     Net income per share:
        Basic                                         $.03             $.07
                                                      ====             ====

        Diluted                                       $.03             $.07
                                                      ====             ====

     Balance sheet Data:

        Working capital                        $  2,309,073     $  2,211,501

        Total assets                             17,197,495       16,510,118

        Total long-term debt                      1,771,944        1,771,047

        Total stockholders' equity                7,535,773        6,850,420

     The increases and decreases to the balance sheet components are due to the cumulative net effect to retained earnings from all of the above prior period adjustments are as follows:

        Retained earnings 12/31/02             $    598,636
        Cumulative effect through 12/31/02         (685,351)
                                               ------------

        Retained earnings - restated 12/31/02  $    (86,715)
                                               ============

                                  EXHIBIT INDEX

EXHIBIT
NO.            EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------

10.6 Contract, dated February 2, 2004, among the Company, Shaanxi Ruyi Electric Company and Shaanxi New Century Electronic Co. Ltd.

10.7 Trust documents establishing Company's indirect ownership by trust of the Company's equity interest in Cirmaker Taiwan.

14             Code of Ethics

21.            A description of the subsidiaries of the Company

31.1           Certification of Principal Executive Officer

31.2           Certification of Principal Financial Officer

32             Section 1350 Certifications