Form 10QSB
period 2004-03-31
CIRMAKER TECHNOLOGY CORP
filed 2004-05-20
CIK 1159013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                          Commission File No. 333-70156


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


            No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei
                               Taoyuan 326, Taiwan
                                Republic of China
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 +886-3-282-1006
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2004 are as follows:


          Class of Securities                     Shares Outstanding
          -------------------                     ------------------
     Common Stock, $0.001 par value                   26,393,443


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CIRMAKER TECHNOLOGY CORPORATION

                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                 MARCH 31, 2004

                                     Assets
                                     ------

Current assets:
   Cash and cash equivalents                                      $    223,275
   Restricted cash                                                     653,240
   Trade receivables, net                                            7,036,934
   Inventory                                                         1,839,762
   Deferred tax asset                                                  200,151
   Other current assets                                                626,380
                                                                  ------------
        Total current assets                                        10,579,742

Property, plant and equipment, net                                   6,144,207
Equity investments                                                     677,076
Deferred tax asset                                                     295,761
Other assets                                                           393,427
                                                                  ------------

        Total assets                                              $ 18,090,213
                                                                  ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Bank notes                                                     $  4,777,309
   Trade payables                                                    3,413,915
   Accrued liabilities                                               1,343,566
   Due to stockholder                                                  541,657
   Current portion of long-term debt                                   237,028
                                                                  ------------
        Total current liabilities                                   10,313,475

Bank notes, long-term                                                1,436,639
Accrued pension liability                                              282,363
                                                                  ------------
        Total liabilities                                           12,032,477

Minority interest                                                    1,777,376

Commitments and contingencies - Note 2

Stockholders' equity:
   Preferred stock; 50,000,000 shares authorized,
      no shares issued and outstanding                                   -
   Common stock; 100,000,000 shares authorized,
      25,808,000 shares issued and outstanding                          25,808
   Additional paid-in capital                                        6,353,729
   Accumulated deficit                                              (2,103,272)
   Accumulated other comprehensive income                                4,095
                                                                  ------------
         Total stockholders' equity                                  4,280,360
                                                                  ------------

         Total liabilities and stockholders' equity               $ 18,090,213
                                                                  ============


            See notes to unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (Unaudited)

                                                        For the Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                           2004            2003
                                                           ----            ----
                                                                         (Restated)
Net sales                                               $ 3,921,263     $ 3,738,202
Cost of sales                                             3,547,637       3,218,394
                                                        -----------     -----------
   Gross profit                                             373,626         519,808

Operating expenses:
Research and development                                     32,932          18,825
Sales and marketing                                         140,461         106,246
General and administrative                                  635,731         189,407
                                                        -----------     -----------
   Total operating expenses                                 809,124         314,478
                                                        -----------     -----------

Income (loss) from operations                              (435,498)        205,330

Other income (expense):
Interest expense                                            (84,007)        (41,831)
Foreign currency transaction gains (losses)                 (73,205)        (27,369)
Other income, net                                            24,323          64,792
                                                        -----------     -----------
   Total other expense                                     (132,889)         (4,408)
                                                        -----------     -----------

Income (loss) before income taxes
   And minority interest                                   (568,387)        200,922

Provision (benefit) for income taxes                        (74,467)         50,231
                                                        -----------     -----------

Income (loss) before minority interest                     (493,920)        150,691

Minority interest in net income (loss)
   of consolidated subsidiaries                             (56,296)         37,236
                                                        -----------     -----------

Net income (loss)                                          (437,624)        113,455

Foreign currency translation adjustment                     146,310          38,460
                                                        -----------     -----------

Comprehensive income (loss)                             $  (291,314)    $   151,915
                                                        ===========     ===========

Basic and diluted income (loss) per share               $      (.02)    $       .01
                                                        ===========     ===========

Weighted average number of common
   shares outstanding                                    25,808,000      10,692,000
                                                        ===========     ===========


            See notes to unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                   2004             2003
                                                                   ----             ----
                                                                                 (Restated)
Cash flows from operating activities:
   Net income (loss)                                           $  (437,624)    $   113,455
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                136,341         114,866
      Provision for losses on receivables                           53,983          23,568
      Inventory reserves                                             5,998            -
      Minority interest                                            (56,296)         37,236
      Other, net                                                   (27,124)         45,562
   Changes in operating assets and liabilities:
      Trade receivables                                           (492,206)     (1,286,972)
      Inventory                                                   (194,198)        610,244
      Other current assets                                         (88,214)       (437,035)
      Trade payables                                             1,039,230        (117,769)
      Accrued liabilities and taxes payable                         71,848          79,811
                                                               -----------     -----------
   Net cash provided by (used in) operating activities              11,738        (817,034)
                                                               -----------     -----------

Cash flows from investing activities:
   Change in restricted cash                                        27,192         127,748
   Purchase of property and equipment                              (20,195)        (25,841)
   Proceeds from (purchase) of equity investments                   81,360        (467,367)
   Other investing activities                                     (133,209)           -
                                                               -----------     -----------
   Net cash used in investing activities                           (44,852)       (365,460)
                                                               -----------     -----------

Cash flows from financing activities:
   Proceeds from (repayments of) bank notes                       (227,163)       (176,959)
   Proceeds from (repayments of) related
      party obligations                                            268,679         658,327
   Proceeds (repayments) of long-term debt                         (75,635)        (10,557)
   Proceeds from sale of common stock                                 -            500,000
   Issuance costs from sale of common stock                           -            (26,690)
                                                               -----------     -----------
   Net cash provided by (used in) financing activities             (34,119)        944,121
                                                               -----------     -----------


            See notes to unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                   2004             2003
                                                                   ----             ----
                                                                                 (Restated)

Effect of exchange rate changes on cash                             53,383          38,460
                                                               -----------      ----------

Net increase (decrease) in cash and cash equivalents               (13,850)       (199,913)
Cash and cash equivalents, beginning of the period                 237,125         378,721
                                                               -----------      ----------
Cash and cash equivalents, end of the period                   $   223,275      $  178,808
                                                               ===========      ==========

Supplemental disclosure of cash flow information:
   Interest paid                                               $    80,425      $   51,972
                                                               ===========      ==========

   Income taxes paid                                           $      -         $     -
                                                               ===========      ==========


            See notes to unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

1.  ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION

CIRMAKER TECHNOLOGY CORPORATION

Cirmaker Technology Corporation, a Nevada corporation (the "Company"), formerly called Wrestle-Plex Sports Entertainment Group, Ltd. was incorporated on June 1, 2000. The Company, while operating under the name of Wrestle-Plex, was a Company in the development stage, and operated to provide sports entertainment, specifically in the area of professional wrestling. In 2002, the Company discontinued its operations and devoted all of its efforts towards effecting a business combination with an operating entity.

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

                         CIRMAKER TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

ACQUISITION OF CIRMAKER TAIWAN (Continued)

The Purchase Agreement has not yet been approved by the Taiwan Ministry of Economic Affairs ("Taiwan Ministry"). The Company is currently working on obtaining this approval from the Taiwanese government.

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

After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation, Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation (collectively "Cirmaker PRC") organized in the People's Republic of China ("PRC"). Cirmaker PRC is expected to commence its full operations in the second quarter of 2004. Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC. The Company expects to make future significant capital investments and expand its business operations in the PRC. The Company is currently seeking to obtain approval from the Taiwan Ministry on the formation of, and the Company's investment in Masterwealth Limited, and its PRC subsidiary.

                         CIRMAKER TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

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

2.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

On March 3, 2004 an agreement was signed with IDN Telecom, Inc. ("IDN") whereby the Company agreed to sell to IDN or affiliates its investment in IDN and Vecast, Inc. at cost. The Agreement did not refer to any impact on the IDN set top box production agreement. The Company has recovered approximately $73,600 of its initial investment as of March 31, 2004. It is unknown whether the Company will be able to recover from IDN its total investment.

In February 2004, the Company signed an agreement with Shaanxi New Century Electronics Co. Ltd. for the production of set top boxes. The total investment to be funded in 2004 will be approximately $500,000, for a 66% stock interest in the company.

                         CIRMAKER TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


2.  COMMITMENTS AND CONTINGENCIES (Continued)

COMMITMENTS (Continued)

The Company's investment in Cirmaker Technology (Donguan) Limited, a wholly owned subsidiary in 2004 will be approximately $400,000 in a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce electrical cooling fans and set top boxes.

CONTINGENCIES

The Purchase Agreement between the Company and Cirmaker Taiwan has not yet been approved by the Taiwan Ministry (refer to note 1). The Company is currently working on obtaining this approval. Management believes that the consequences of non-approval are not material to the Company's financial statements.

3.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company's first and second quarter 2003 10-QSB's did not reflect the approximate 25% minority interest in Cirmaker Taiwan. The March 31, 2003 financial statements have been restated to reflect this minority interest. The minority interest reported on the Consolidated Balance Sheet was $1,729,976 at March 31, 2003. The minority interest reported on the Consolidated Statement of Operations was $37,236 for the three months ended March 31, 2003.

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

BACKGROUND AND OVERVIEW

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

     Initially, Cirmaker Taiwan manufactured terminals and connectors. Over the past twenty years, Cirmaker Taiwan has gained substantial experience in the production of electronic parts from developing, designing, and tooling. Cirmaker Taiwan's R&D ability, quality control system and high-end electronics manufacturing facilities have completed the enterprise resource planning system and Cirmaker Taiwan's manufacturing processes are ISO 9001 and 9002 certified.

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

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval from the Taiwanese government.

     Our equity interest in Cirmaker Taiwan is currently held by several affiliates in trust for us. Currently, the trustees are applying with the Taiwan ministry and are taking other necessary actions in order to transfer the title to these shares from the trust to us.

ASSETS

     At March 31, 2004, we had cash of $223,275 as compared to $178,808 as of March 31, 2003. We had $653,240 in restricted cash which is cash held in reserve to meet debt covenants.

     At March 31, 2004, trade receivables totaled $7,036,934 as compared with $6,968,378 as of March 31, 2003. Receivables have increased as a percentage of annualized sales as compared to the first quarter of 2003 due to the extension of the average payment period in the computer industry.

     Inventory was $1,839,762 at March 31, 2004 compared to $1,995,732 at March 31, 2003. The decline in inventory is due to an inventory clearance sale.

     Fixed assets, net of accumulated depreciation, was $6,144,207 as of March 31, 2004 compared to $5,999,503 as of March 31, 2003. We invested approximately $20,195 in the last three months in fixed assets, including office equipment, manufacturing equipment, buildings and plants.

     We also held equity investments at March 31, 2004 of $677,076 compared to $561,528 as of March 31, 2003.

LIABILITIES AND STOCKHOLDERS' EQUITY

     As of March 31, 2004, we had bank notes of $4,777,309 as compared to $3,263,995 as of March 31, 2003.

     We had accounts payable of $3,413,915 as compared to $3,544,289 as of March 31, 2004 and 2003, respectively.

     As of March 31, 2004, long-term debt less current maturities was $1,436,639 as compared to $1,587,397 as of March 31, 2003.

     As of March 31, 2004, stockholder's equity was $4,280,360 as compared to $5,744,445 as of March 31, 2003. The decrease in stockholders' equity results from operating losses in 2003. As of March 31, 2004, our minority interest in Cirmaker Taiwan of approximately 25% was $1,777,376 compared to $1,729,976 as of March 31, 2003.

RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $3,921,263 and $3,738,202 in sales revenue during the three month period ended March 31, 2004 and 2003, respectively.

     Operating expenses were $809,124 and $314,478 during the three month period ended March 31, 2004 and 2003, respectively. The increase in expenses is due to increases in the number of employees/salespersons, increased advertisement and business trips for the marketing of our set-top boxes ("STB"). In March, we attended a trade show in Beijing and held a conference on our STB in Beijing.

     As of March 31, 2004, we had $223,275 in cash and cash equivalents. During the three months ended March 31, 2004 $11,738 in cash was provided from operating activities. During the same period we also used $44,852 in investing activities and our financing activities used $34,119.

LIQUIDITY

     We had $223,275 in cash and cash equivalents as of March 31, 2004. As of such date we also had total assets of $18,090,213.

     We believe that our cash balances and revenues generated from our operations will be sufficient to fund our operations for the next twelve months at levels consistent with our operations in 2003. We will require additional capital, however, in order to expand our operations and fully implement our business plan.

     Operations to date have been primarily financed by revenues from operations, bank loans, stockholder debt and equity transactions. Our future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and profitable operations. Currently, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained. Management is actively seeking such financing.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Company's Consolidated Financial Statements for the year ended December 31, 2003 that were filed with our 10-KSB describes our significant accounting policies used in the preparation of our unaudited Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

Revenue Recognition
-------------------

     We recognize revenue from the sale of our products in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. The majority of inventory values are based upon weighted average costs. Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary. Various factors are considered in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions.

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

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the three-month period ended March 31, 2004.

SEASONALITY

     We may experience variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

OUTLOOK

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

We need substantial additional capital in order to fully implement our business
-------------------------------------------------------------------------------
plan.
-----

     Our current business plan contemplates capital expenditures beyond our current capital resources. For example, we plan on expanding our manufacturing facility in Dongguan, China. Our expansion plans include the acquisition of equipment and the renovation of the facility. We estimate the cost of this expansion to be approximately $400,000. We have also identified a potential acquisition target in mainland China. The target company owns a facility that could be used for the assembly of our set top boxes in China. We anticipate that the cost of this acquisition will be approximately $500,000. We paid a $40,000 deposit toward the purchase price for the target. The acquisition is subject to regulatory approvals which have not yet been obtained. We do not currently have enough capital to make these and other anticipated capital expenditures. Management expects that these expenditures will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. However, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained.

Our success depends in large part on whether or not our products will be
------------------------------------------------------------------------
accepted by consumers in our target markets.
--------------------------------------------

     Our business strategy is currently focused on two products, digital TV receivers and computer heat dispersion systems. We have been developing the components and systems that enable analog televisions to access the digital television broadcasting network which is developing in China and our ultimate success depends in large part upon the full development of a national digital television broadcasting network in China. There are many obstacles to the creation of a national digital television broadcasting network in China' including consumer acceptance, compliance with governmental regulations and the need to obtain governmental approvals. If third party efforts to establish a digital television broadcasting network in China fail, our digital to analog set top boxes will not be in demand and our results of operations and prospects would be materially adversely affected.

     With regard to our computer heat dispersion system product line, we have spent considerable resources developing high-end nano-technology which applies a special material that transfers heat from computer systems more quickly and efficiently. Future sales of our computer heat dispersion systems using this technology, when fully developed, will depend in large part on whether this new technology is accepted by consumers and manufacturers as a replacement for the current heat transfer material. If the market does not accept this new technology our results of operations and prospects would be materially adversely affected.

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

Governmental policies in China could impact our business.
---------------------------------------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Stock Option Agreement, dated December 29, 2003, between the Company and Bill Liao.

10.2 Stock Option Agreement, dated December 29, 2003, between the Company and Hong Juin (Grace) Chang.

10.3 Stock Option Agreement, dated December 23, 2003, between the Company and William Chen.

10.4 Stock Option Agreement, dated December 29, 2003, between the Company and Shiu-Li Ku

10.5 Stock Option Agreement, dated December 29, 2003, between the Company and Shih-Tang Liao.

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

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CIRMAKER TECHNOLOGY CORPORATION


Date: May 19, 2004                          By: /s/ Bill Liao
                                                ------------------------
                                            Bill Liao
                                            President

                                  EXHIBIT INDEX


Exhibit
No.       Description
---       -----------

10.1 Stock Option Agreement, dated December 29, 2003, between the Company and Bill Liao.

10.2 Stock Option Agreement, dated December 29, 2003, between the Company and Hong Juin (Grace) Chang.

10.3 Stock Option Agreement, dated December 23, 2003, between the Company and William Chen.

10.4 Stock Option Agreement, dated December 29, 2003, between the Company and Shiu-Li Ku

10.5 Stock Option Agreement, dated December 29, 2003, between the Company and Shih-Tang Liao.

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