Form 10QSB
period 2004-06-30
CIRMAKER TECHNOLOGY CORP
filed 2004-08-19
CIK 1159013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                          Commission File No. 333-70156


                        CIRMAKER TECHNOLOGY CORPORATION
                        -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



              Nevada                                     98-0228169
    ------------------------------                     --------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)


            No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei
                               Taoyuan 326, Taiwan
                                Republic of China
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 +886-3-282-1006
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004 are as follows:


        Class of Securities                      Shares Outstanding
        -------------------                    ----------------------
     Common Stock, $0.001 par value                   26,393,443


Transitional Small Business Disclosure Format (check one):  Yes _____    No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CIRMAKER TECHNOLOGY CORPORATION

                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                  JUNE 30, 2004

                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                                  $        205,897
     Restricted cash                                                   1,015,632
     Trade receivables, net                                            6,949,476
     Inventory                                                         1,617,077
     Deferred tax asset                                                  268,513
     Other current assets                                                521,687
                                                                ----------------
           Total current assets                                       10,578,282

Property, plant and equipment, net                                     6,187,475
Equity investments                                                       631,223
Deferred tax asset and other assets                                      277,932
Other assets                                                             363,251
                                                                ----------------

           Total assets                                         $     18,038,163
                                                                ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Bank notes                                                 $      5,028,916
     Trade payables                                                    2,616,714
     Accrued liabilities                                               1,054,276
     Due to stockholder                                                  475,246
     Current portion of long-term debt                                   495,295
                                                                ----------------
           Total current liabilities                                   9,670,447

Bank notes, long-term                                                  2,540,277
Accrued pension liability                                                304,099
                                                                ----------------
            Total liabilities                                         12,514,823
                                                                ----------------

Minority interest                                                      1,607,859
                                                                ----------------

Commitments and contingencies - Note 2

Stockholders' equity:
     Preferred stock; 50,000,000 shares authorized, no
         shares issued and outstanding                                     -
     Common stock; 100,000,000 shares authorized,
           26,393,443 shares issued and outstanding                       26,393
     Additional paid-in capital                                        6,698,587
     Accumulated deficit                                              (2,704,812)
     Accumulated other comprehensive income                             (104,687)
                                                                ----------------
           Total stockholders' equity                                  3,915,481
                                                                ----------------

           Total liabilities and stockholders' equity           $     18,038,163
                                                                ================


            See notes to unaudited consolidated financial statements.


                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (Unaudited)


                                                     For the Six Months Ended                 For the Three Months Ended
                                                                June 30,                                 June 30,
                                                                --------                             ------------
                                                     2004                 2003                2004                2003
                                                     ----                 ----                ----                ----
                                                                       (Restated)                               (Restated)

Net sales                                       $     9,356,163      $     8,009,188     $     5,434,900     $     4,270,986
Cost of sales                                         8,707,090            6,852,855           5,159,453           3,634,461
                                                ---------------      ---------------     ---------------     ---------------
  Gross profit                                          649,073            1,156,333             275,447             636,525
                                                ---------------      ---------------     ---------------     ---------------

Operating expenses:
Research and development                                 61,866               60,791              28,934              41,966
Sales and marketing                                     291,121              239,141             150,660             132,895
General and administrative                            1,478,937              721,115             843,206             531,708
                                                ---------------      ---------------     ---------------     ---------------
  Total operating expenses                            1,831,924            1,021,047           1,022,800             706,569
                                                ---------------      ---------------     ---------------     ---------------

Income (loss) from operations                        (1,182,851)             135,286            (747,353)            (70,044)
                                              -----------------      ---------------     ---------------     ---------------

Other income (expense):
Interest expense                                       (144,615)            (120,491)            (60,608)            (78,660)
Foreign currency transaction gains                      (31,803)              15,303              41,402              42,672
Other income (expense), net                                 929              104,280             (23,394)             39,488
                                                ---------------      ---------------   -----------------   -----------------
    Total other income (expense)                       (175,489)                (908)            (42,600)              3,500
                                                ---------------      ---------------     ---------------     ---------------

Income (loss) before income taxes
  and minority interest                              (1,358,340)             134,378            (789,953)            (66,544)

Provision (benefit) for income taxes                   (136,292)              77,458             (61,825)             27,227
                                                ---------------      ---------------     ---------------     ---------------

Income (loss) before minority interest               (1,222,048)              56,920            (728,128)            (93,771)

Minority interest in net income (loss)
  of consolidated subsidiaries                         (182,884)              63,454           (126,588)             26,218
                                                ---------------      ---------------     ---------------     --------------

Net loss                                             (1,039,164)              (6,534)           (601,540)           (119,989)

Foreign currency translation gain (loss)
  adjustment                                             49,845              239,498             (96,465)            201,038
                                              -----------------    -----------------     ----------------    ---------------

Comprehensive income (loss)                    $       (989,319)    $        232,964    $       (698,005)   $         81,049
                                               ================     ================    ================    ================

Basic and diluted loss per share               $          (.04)     $           (.00)   $            (.02)  $            (.00)
                                               ===============      ================    =================   =================

Weighted average number of
  common shares outstanding                          26,094,288           25,808,000          26,380,576          25,808,000
                                              =================    =================   =================   =================

            See notes to unaudited consolidated financial statements.


                         CIRMAKER TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                       For the Six Months Ended
                                                                               June 30,

                                                                      2004                 2003
                                                                      ----                 ----
                                                                                        (Restated)
Cash flows from operating activities:
  Net loss                                                   $    (1,039,164)     $        (6,534)
  Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                 292,926              245,537
       Provision for losses on receivables                           258,072              173,601
       Inventory reserves                                              9,578                -
       Minority interest                                            (182,884)             63,454
       Other, net                                                    (86,766)               -
  Changes in operating assets and liabilities:
        Trade receivables                                           (602,101)            (415,123)
        Inventory                                                     23,059              580,479
        Other current assets                                          17,431              (25,508)
        Trade payables                                               346,979           (1,102,431)
        Accrued liabilities and taxes payable                        111,683               75,129
                                                             ---------------      ---------------
  Net cash used in operating activities                             (851,187)            (411,396)
                                                             ---------------      ---------------

Cash flows from investing activities:
  Change in restricted cash                                         (335,199)             209,534
  Purchase of property and equipment                                (385,654)            (199,007)
  Purchase of equity investments                                       -                 (893,310)
  Advance on disposal of long-term investment                         73,600               -
  Other investing activities                                        (114,827)             (11,143)
                                                             ---------------      ---------------
  Net cash used in investing activities                             (762,080)            (893,926)
                                                             ---------------      ---------------

Cash flows from financing activities:
  Proceeds from (repayments of) bank notes - net                      24,444              472,347
  Proceeds from related party obligations                            202,269                -
  Proceeds (repayments) of long-term debt - net                    1,324,354                1,914
  Proceeds from sale of common stock                                  -                   500,000
  Issuance costs from sale of common stock                            -                   (26,690)
                                                             ---------------      ---------------
  Net cash provided by financing activities                        1,551,067              947,571
                                                             ---------------      ---------------


            See notes to unaudited consolidated financial statements.


                         CIRMAKER TECHNOLOGY CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)


                                                                   For the Six Months Ended
                                                                           June 30,

                                                                 2004                  2003
                                                                 ----                  ----
                                                                                    (Restated)

Effect of exchange rate changes on cash                     $        30,972      $        62,964
                                                            ---------------      ---------------

Net decrease in cash and cash equivalents                           (31,228)            (294,787)
Cash and cash equivalents, beginning of the period                  237,125              378,721
                                                            ---------------      ---------------

Cash and cash equivalents, end of the period                $       205,897      $        83,934
                                                            ===============      ===============


Supplemental disclosure of cash flow information:
     Interest paid                                          $       131,997      $       149,364
                                                            ===============      ===============

     Income taxes paid                                      $         -          $       141,652
                                                            ===============      ===============


            See notes to unaudited consolidated financial statements.


                         CIRMAKER TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

CIRMAKER TAIWAN

Cirmaker Taiwan was incorporated under the Company Law of Taiwan, Republic of China ("ROC") on June 18, 1984.

Cirmaker Taiwan is in the business of manufacturing a wide variety of electronic parts and components for sales primarily in the Asian markets. Its products include digital TV receivers (set top boxes), computer heat dispersion systems, electronic terminals and various other electronic parts and accessories.

ACQUISITION OF CIRMAKER TAIWAN

Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders, exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock, in 2 for 1 stock exchange, on the Acquisition Date. At June 30, 2004, there were 5,284,000 remaining shares of Cirmaker Taiwan that have not yet been exchanged with the Company. Cirmaker Taiwan will continue to negotiate with its minority interest stockholders to exchange their Cirmaker Taiwan shares for shares of the Company, pursuant to the Purchase Agreement.

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

After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation, Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation (collectively "Cirmaker PRC") organized in the People's Republic of China ("PRC"). Cirmaker PRC is expected to commence its full operations in the third quarter of 2004. Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC. The Company expects to make future significant capital investments and expand its business operations in the PRC. The Company is currently seeking to obtain approval from the Taiwan Ministry on the formation of, and the Company's investment in Masterwealth Limited, and its PRC subsidiary.

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

RESTRICTIONS ON TRANSFER OF ASSETS OUT OF TAIWAN AND CHINA

Dividend payments by Cirmaker Taiwan and Cirmaker PRC are limited by certain statutory regulations in Taiwan and China. In Taiwan, restrictions will be imposed due to non-approval of the above-mentioned business acquisition by the Taiwan Ministry. In China, no dividends may be paid without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax in China. Repayments of loans or advances from Cirmaker PRC, unless certain conditions are met, will be restricted by the Chinese government. The Company has no current plans to declare any dividends in Taiwan or China.

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

                         CIRMAKER TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


2. COMMITMENTS AND CONTINGENCIES

On March 3, 2004 an agreement was signed with IDN whereby the Company agreed to sell to IDN or affiliates its investment in IDN and Vecast at cost. The Agreement did not refer to any impact on the IDN set top box production agreement. It is unknown whether the Company will be able to recover from IDN its total investment. The Company has recovered approximately $73,600 of its final investment as of June 30, 2004.

In February 2004, the Company signed an agreement with Shaanxi New Century Electronics Co. Ltd. for the production of set top boxes. The total investment will be approximately $500,000 in 2004 for a 66% stock interest in the company.

The Company's investment in Cirmaker Technology (Dong Guan) Limited, a wholly owned subsidiary in 2004, will be approximately $400,000 in total for a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce electrical cooling fans and set top boxes. The Company has invested $267,918 through June 30, 2004.

3. LONG-TERM DEBT

The Company secured two new bank loans during the quarter ended June 30, 2004, as follows:


       Principal              Term          Interest Rate        Secured by CD
       ---------              ----          -------------        -------------

       $     592,417        5.0 years          5.00%                   No
             888,626        1.5 years          4.27%            Yes - $177, 725
       -------------

       $   1,481,043
       =============



4.  COMMON STOCK TRANSACTIONS

During the quarter ended June 30, 2004, the Company issued 585,443 shares of common stock valued at $345,443 for services rendered by consultants.


5. RESTATEMENT OF FINANCIAL STATEMENTS

The Company's first and second quarter 2003 10-QSB's did not reflect the approximate 25% minority interest in Cirmaker Taiwan. The June 30, 2003 financial statements have been restated to reflect this minority interest. The minority interest reported on the Consolidated Statement of Operations was $63,454 and $26,218 for the six months and three months ended June 30, 2003, respectively.

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

NEW MANUFACTURING FACILITY IN MAINLAND CHINA

     In June 2004 we opened a manufacturing facility in Dong Guan City in Guangdong province in Southeastern mainland China. The plant, which has more than 106,000 square feet, will be used to produce set top boxes for television sets that convert digital signals so they can be received by an analog television sets. It will also produce heat dispersal units for laptops, PCs and servers. The new plant has the capacity to produce two million set top boxes a year. The plant will make it possible for us to produce components using the lower cost labor available in mainland China. Manufacturing operations at the new plant began in July 2004.

     Cirmaker Taiwan through its wholly owned subsidiary Evergreat Technology Corp., organized in Mauritius, is the 100% owner of Cirmaker PRC, a foreign enterprise organized under the laws of the People's Republic of China.

RECENT DEVELOPMENTS - LICENSE TO MANUFACTURE SET-TOP BOXES IN CHINA

     In July 2004 we received the three required licenses from the mainland Chinese government agencies to manufacture set-top boxes for satellite, cable and microwave connections that are capable of converting an analog signal to a digital signal. There are an estimated 340 million analog television sets in China, according to the market research organization of the China Central TV station, the government channel. Most of them will require a set-top box system to receive the digital signal into an existing analog TV. In China, a digital TV costs five to ten times the price of an analog TV.

     The State Administration of Radio, Film and Television, the government agency that promotes television, radio and movies in China, expects that by 2008, the year the Olympics is being held in Beijing, 200 million households will have completed the conversion to digital from analog. At the end of 2003, fewer than 170,000 households were equipped with sets that received a digital signal.

     It is estimated that there are cable systems in about half of the Chinese provinces; the rest will use satellite. A set-top box system for satellite reception includes a satellite dish, a tuner and a receiver. It sells in China for approximately $50.

     The Chinese Ministry of Information Industry (MII) issues the "on-site" production license, which only one manufacturer in a region obtains. MII issued only eight of these licenses to manufacture set-top boxes; no more will be issued. All eight licensees are owned by mainland Chinese companies. Cirmaker Technology owns its license through its 66% ownership stake in Shaanxi New Century Electronics Co., which is producing the set-top boxes under the Ruyi brand name.

     The other two licenses are: the 3C-quality license, which is evidence that the production methods meet government quality standards, and a license to permit the connection of the set-top box to the television transmission network. Ruyi is one of the top-selling television set brands in mainland China. The owner of the Ruyi well-established brand, Shaanxi Ruyi Electric, is one of the nation's top TV set manufacturers, and owns 34% of Shaanxi New Century Electronics.

ASSETS

     At June 30, 2004, we had cash of $205,897 as compared to $ 83,934 as of June 30, 2003. We had $1,015,632 in restricted cash which is cash held in reserve to meet debt covenants. While improved from June 30, 2003, ending cash balances have been consistent over the last three quarters.

     At June 30, 2004, trade receivables totaled $6,949,476 as compared with $5,901,437 as of June 30, 2003. Trade receivables increased proportionately with corresponding sales increases in the current period when compared to the quarter ended June 30, 2003.

     Inventory was $1,617,077 at June 30, 2004 compared to $2,019,920 at June 30, 2003. Inventory decreased in the current period compared to the prior year due to improved management of raw materials.

     Fixed assets, net of accumulated depreciation, was $6,187,475 as of June 30, 2004 compared to $6,326,931 as of June 30, 2003. We invested approximately $385,654 and $365,459 in the last six months and three months, respectively, in fixed assets, including office equipment, manufacturing equipment, buildings and plants.

     We also held equity investments at June 30, 2004 of $631,223 compared to $1,015,803 as of June 30, 2003. Equity investments were adjusted to fair value at December 31, 2003.

LIABILITIES AND STOCKHOLDERS' EQUITY

     As of June 30, 2004, we had bank note obligations of $5,028,916 as compared to $3,856,229 as of June 30, 2003. Bank note obligations increased in the current period for letters of credit issued in connection with the purchase of raw materials and goods.

     We had accounts payable of $2,616,714 as compared to $2,559,627 as of June 30, 2003.

     As of June 30, 2004, long-term debt less current maturities was $2,540,277 as compared to $1,582,141 as of June 30, 2003. Long-term debt increased due to two new bank loans during the second quarter of 2004.

     As of June 30, 2004, stockholder's equity was $3,915,481 as compared to $5,735,992 as of June 30, 2003. The decrease in stockholders' equity is primarily due to losses experienced in the current year. As of June 30, 2004, our minority interest in Cirmaker Taiwan of approximately 25% was $1,607,859 compared to $1,949,138 as of June 30, 2003.

RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $5,434,900 and $9,356,163 in sales revenue during the three and six month periods ended June 30, 2004 and $4,270,986 and $8,009,188 during the same two periods of 2003, respectively.

     Operating expenses were $1,022,800 and $1,831,924 during the three and six month periods ended June 30, 2004, respectively, and $ 706,569 and $1,021,047 during the same two periods of 2003, respectively. Operating expenses increased primarily due to the Company's participation in ten trade shows during the second quarter of 2004.

     As of June 30, 2004, we had $205,897 in cash and cash equivalents. During the three months and six months ended June 30, 2004 $862,925 and $851,187, respectively, in cash was used in operating activities. During the three months and six months ended June 30, 2004 we also used $717,228 and $762,080, respectively, in investing activities and our financing activities during the three month and six month period ended June 30, 2004 provided $1,585,186 and $1,551,067, respectively.

LIQUIDITY

     We had $205,897 in cash and cash equivalents as of June 30, 2004. As of such date we also had total assets of $18,038,163.

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

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the three-month period ended June 30, 2004.

SEASONALITY

     We may experience variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

OUTLOOK

     Management plans to continue to enhance our position as a provider of electronic components and systems to a variety of industries. We will also begin to fulfill our existing and projected customer orders for advanced digital television receivers, primarily in major cities located in Taiwan and China. In addition, we will continue with the development and sale of our electrical cooling systems for laptop and personal computers.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks described below are the material risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We need substantial additional capital in order to fully implement our business plan.
-------------------------------------------------------------------------------

     As of June 30, 2004, we had cash of $205,897 and accounts receivable of $6,949,476 As of such date, we had total current assets of $10,578,282 and total current liabilities of $9,670,447. Our current business plan contemplates capital expenditures beyond our current capital resources. For example, we plan on expanding our manufacturing facility in Dongguan, China. Our expansion plans include the acquisition of equipment and the renovation of the facility. We estimate the cost of this expansion to be approximately $400,000. We have also identified a potential acquisition target in mainland China. The target company owns a facility that could be used for the assembly of our set top boxes in China. We anticipate that the cost of this acquisition will be approximately $500,000. We paid a $40,000 deposit toward the purchase price for the target. The acquisition is subject to regulatory approvals which have not yet been obtained. We do not currently have enough capital to make these and other anticipated capital expenditures. Management expects that these expenditures will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. However, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained.

Our success depends in large part on whether or not our products will be accepted by consumers in our target markets.
-------------------------------------------------------------------------------

     Our business strategy is currently focused on three product lines, digital TV receivers, computer heat dispersion system and terminals and connectors. We have been developing the components and systems that enable analog televisions to access the digital television broadcasting network which is developing in China and our ultimate success depends in large part upon the full development of a national digital television broadcasting network in China. There are many obstacles to the creation of a national digital television broadcasting network in China including consumer acceptance, compliance with governmental regulations and the need to obtain governmental approvals. If third party efforts to establish a digital television broadcasting network in China fail, our digital to analog set top boxes will not be in demand and our results of operations and prospects would be materially adversely affected.

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

Rapid technological changes and short product life cycles in our industry could harm our business.
-------------------------------------------------------------------------------

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

There are several risks relating to the infringement of our proprietary technology.
-------------------------------------------------------------------------------

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

Our largest target sales market is in China and there are several significant risks relating to conducting operations in China.
-------------------------------------------------------------------------------

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

The deterioration of relations between Taiwan and China could negatively affect our business.
-------------------------------------------------------------------------------

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

You will likely suffer significant dilution. We do not intend to pay any dividends for the foreseeable future.
-------------------------------------------------------------------------------

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

Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.
-------------------------------------------------------------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On April 2, 2004 the Company issued 500,000 and 85,443 shares of common stock to The Vine Group Inc. and Stephen M. Siedow, respectively, for services rendered. There were no underwriters involved in either of the issuances and each issuance was made in reliance upon Section 4(2) of the Securities Act of 1933, as issuances not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

(b) Reports on Form 8-K

     On May 20, 2004, we furnished a current report on Form 8-K disclosing our earnings for the quarter ended March 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CIRMAKER TECHNOLOGY CORPORATION



Date: August 19, 2004                 By:      /s/ Bill Liao
                                          ----------------------------
                                      Bill Liao
                                      President

                                  EXHIBIT INDEX


Exhibit
No.               Description
---               -----------

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