Form 10QSB
period 2004-09-30
CIRMAKER TECHNOLOGY CORP
filed 2004-11-23
CIK 1159013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                          Commission File No. 333-70156


                         CIRMAKER TECHNOLOGY CORPORATION
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          Nevada                                           98-0228169
------------------------------                          -----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


            No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei
                               Taoyuan 326, Taiwan
                                Republic of China
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 +886-3-282-1006
                       ----------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004 are as follows:


        Class of Securities                           Shares Outstanding
--------------------------                      ------------------------
Common Stock, $0.001 par value                          26,880,443

Transitional Small Business Disclosure Format (check one):  Yes _____ No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         CIRMAKER TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2004

                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                                  $        135,448
     Restricted cash                                                   1,168,297
     Trade receivables, net                                            6,372,898
     Inventory                                                         1,832,904
     Deferred tax asset                                                  306,357
     Other current assets                                                607,453
                                                                ----------------
           Total current assets                                       10,423,357

Property, plant and equipment, net                                     6,035,690
Equity investments                                                       349,880
Deferred tax asset and other assets                                      290,007
Other assets                                                             347,956
                                                                ----------------
           Total assets                                         $     17,446,890
                                                                ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Bank notes                                                 $      4,497,372
     Trade payables                                                    2,429,681
     Accrued liabilities                                               1,465,994
     Due to stockholder                                                  661,720
     Current portion of long-term debt                                   489,749
                                                                ----------------
           Total current liabilities                                   9,544,516

Bank notes, long-term                                                  2,432,154
Accrued pension liability                                                328,106
                                                                ----------------
            Total liabilities                                         12,304,776
                                                                ----------------

Minority interest                                                      1,556,687
                                                                ----------------

Commitments and contingencies - Note 2

Stockholders' equity:
     Preferred stock; 50,000,000 shares authorized, no
         shares issued and outstanding                                      -
     Common stock; 100,000,000 shares authorized,
         26,880,443 shares issued and outstanding                         26,880
     Additional paid-in capital                                        6,844,200
     Accumulated deficit                                              (3,142,931)
     Accumulated other comprehensive income                             (142,722)
                                                                ----------------
           Total stockholders' equity                                  3,585,427
                                                                ----------------

           Total liabilities and stockholders' equity           $     17,446,890
                                                                ================

     The accompanying notes are an integral part of the financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS


                                                     For the Nine Months Ended                For the Three Months Ended
                                                            September 30,                            September 30,
                                                            -------------                            -------------
                                                     2004                 2003                2004                2003
                                                     ----                 ----                ----                ----
                                                                        (Restated)                              (Restated)

Net sales                                      $     12,821,085      $    11,372,279     $     3,464,922     $     3,363,091
Cost of sales                                        11,770,521            9,414,552           3,063,431           2,561,697
                                               ----------------      ---------------     ---------------     ---------------
    Gross profit                                      1,050,564            1,957,727             401,491             801,394
                                               ----------------      ---------------     ---------------     ---------------

Operating expenses:
Research and development                                 87,300               81,463              25,434              20,672
Sales and marketing                                     424,064              354,461             132,943             115,320
General and administrative                            2,228,114            1,260,825             749,177             539,710
                                               ----------------      ---------------     ---------------     ---------------
    Total operating expenses                          2,739,478            1,696,749             907,554             675,702
                                               ----------------      ---------------     ---------------     ---------------

Income (loss) from operations                        (1,688,914)             260,978            (506,063)            125,692
                                               ----------------      ---------------     ---------------     ---------------

Other income (expense):
Interest expense                                       (215,653)            (172,526)            (71,038)            (52,035)
Foreign currency transaction gains                       18,262               29,599              50,065              14,296
Other expense, net                                       (1,942)             (41,306)             (2,871)           (145,586)
                                               ----------------      ---------------     ---------------     ---------------
    Total other expense                                (199,333)            (184,233)            (23,844)           (183,325)
                                               ----------------      ---------------     ---------------     ---------------

Income (loss) before income taxes
    and minority interest                            (1,888,247)              76,745            (529,907)            (57,633)

Provision (benefit) for income taxes                   (189,392)              17,892             (53,100)            (59,566)
                                               ----------------      ---------------     ---------------     ---------------

Income (loss) before minority interest               (1,698,855)              58,853            (476,807)              1,933

Minority interest in net income (loss)
      of consolidated subsidiaries                     (221,572)              99,995            (38,688)              36,541
                                               ----------------      ---------------     ---------------      --------------

Net loss                                             (1,477,283)             (41,142)           (438,119)            (34,608)

Foreign currency translation loss
adjustment                                                 (674)            (136,654)            (50,519)           (376,152)
                                               ----------------      ---------------     ----------------    ---------------

Comprehensive loss                             $     (1,477,957)     $      (177,796)    $      (488,638)    $      (410,760)
                                               ================      ===============     ===============     ===============

Basic and diluted loss per share               $          (.06)      $          (.01)    $          (.02)    $          (.02)
                                               ================      ===============     ===============     ===============

Weighted average number of common
shares outstanding                                   26,310,263           25,783,949          26,737,519          25,783,949
                                               ================      ===============     ===============     ===============

     The accompanying notes are an integral part of the financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                       September 30,

                                                                                 2004                 2003
                                                                                 ----                 ----
                                                                                                   (Restated)
Cash flows from operating activities:
     Net cash used in operating activities                                       $(369,270)           $(210,644)
                                                                           ---------------      ---------------

Cash flows from investing activities:
     Change in restricted cash                                                    (487,865)             210,335
     Purchase of property and equipment                                           (269,431)            (282,552)
     Sales of equity investments                                                       -               (893,000)
     Disposal of long-term  investments                                          294,377
     Advance on disposal of long-term investment                                    73,600                -
     Advance on disposal of property and equipment                                147,145
     Other investing activities                                                   (110,999)               -
                                                                           ---------------      -----------
     Net cash used in investing activities                                        (353,173)            (965,217)
                                                                           ---------------      ---------------

Cash flows from financing activities:
     Proceeds from (repayments of) bank notes - net                               (507,100)              61,784
     Proceeds from (repayments of) related party obligations                       (26,942)             415,475
     Proceeds from repayments of long-term debt - net                           1,221,766               (64,013)
     Proceeds from sale of common stock                                             -                   475,427
     Net cash provided by financing activities                                     687,724              888,673
                                                                           ---------------      ---------------

Effect of exchange rate changes on cash                                    $       (66,958)     $       137,886
                                                                           ----------------     ---------------

Net decrease in cash and cash equivalents                                         (101,677)            (149,302)

Cash and cash equivalents, beginning of the period                                 237,125              365,930
                                                                           ---------------      ---------------

Cash and cash equivalents, end of the period                               $       135,448      $       216,628
                                                                           ===============      ===============


Supplemental disclosure of cash flow information:
     Interest paid                                                         $       209,335      $       183,778
                                                                           ===============      ===============
     Income taxes paid                                                     $         -          $       143,377
                                                                           ===============      ===============


     The accompanying notes are an integral part of the financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

     ACQUISITION OF CIRMAKER TAIWAN

     Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders, exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock, in 2 for 1 stock exchange, on the Acquisition Date. At September 30, 2004, there were 5,284,000 remaining shares of Cirmaker Taiwan that have not yet been exchanged with the

     Company. Cirmaker Taiwan will continue to negotiate with its minority interest stockholders to exchange their Cirmaker Taiwan shares for shares of the Company, pursuant to the Purchase Agreement.

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

     After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation, Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation (collectively "Cirmaker PRC") organized in the People's Republic of China ("PRC"). Cirmaker PRC commenced its full operations in the third quarter of 2004. Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC and ROC. The Company expects to expand its business operations in the PRC. The Company is currently seeking to obtain approval from the Taiwan Ministry on the formation of, and the Company's investment in Masterwealth Limited, and its PRC subsidiary.

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

     STOCK ISSUED FOR SERVICES

     The value of stock issued for services are based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

2.   COMMITMENTS AND CONTINGENCIES

     On March 3, 2004, an agreement was signed with IDN whereby the Company agreed to sell to IDN or affiliates its investment in IDN and Vecast at cost. The Agreement did not refer to any impact on the IDN set top box production agreement. It is unknown whether the Company will be able to recover from IDN its total investment. The Company has recovered approximately $73,600 of its final investment as of September 30, 2004.

     In February 2004, the Company signed an agreement with Shaanxi New Century Electronics Co. Ltd. for the production of set top boxes. The total investment will be approximately $500,000 in 2004 for a 66% stock interest in the company.

     The Company's investment in Cirmaker Technology (Dong Guan) Limited, a wholly owned subsidiary in 2004, will be approximately $400,000 in total for a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce CPU Cooling Fins and Set Top Boxes. The Company has invested $267,918 through September 30, 2004.

3.   COMMON STOCK TRANSACTIONS

     On July 27, 2004, the Company issued 487,000 shares of common stock valued at $146,100 for services rendered by consultants.


4.   RESTATEMENT OF FINANCIAL STATEMENTS

     The September 30, 2003 financial statements of Cirmaker Taiwan have been restated to reflect proper application of U.S. generally accepted accounting principles as they relate to mainly (1) impairment loss other than temporary on long-term equity investments recognized for 2002 and 2001; (2) lower of cost or market for provisions for inventory losses for 2002 and 2001; and (3) income tax expense and deferred income tax assets adjusted as a result of previous adjustments and re-calculation of income tax payable based on restated amounts.

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


RECENT DEVELOPMENTS - SATELLITE RECEIVER SALES AGREEMENT

     On September 9, 2004, Shaanxi New Century Electronic Co., Ltd ("New Century"), a subsidiary of the Company, entered into a Satellite Receiver Sales Agreement with Xian Huaxing Electronics Technology Co. Ltd. (" Xian Huaxing "), pursuant to which Xian Huaxing agreed to purchase from New Century all of Xian Huaxing 's requirements for satellite set top box receivers that convert digital television broadcast signals into analog formats. The basic unit price for satellite receivers sold under the agreement is RMB 230 (approx. US$27.79). This price, however, may be increased under the agreement if estimated volume levels are not met.

     On September 13, 2004, Xian Huaxing made, and New Century accepted, a purchase order under the aforementioned agreement for 240,000 Satellite Receivers at a unit price of RMB 230 (approx. US$27.79) for an aggregate price of RMB 55,200,00 (approx.US$6,669,600).


ASSETS

     At September 30, 2004, we had cash of $135,448 as compared to $216,628 as of September 30, 2003. We had $1,168,297 in restricted cash which is cash held in reserve to meet debt covenants. The decrease in cash reflects an increase in the restricted cash account.

     At September 30, 2004, trade receivables totaled $6,372,898 as compared with $6,211,432 as of September 30, 2003. Trade receivables increased in the current period compared to the prior year due to an increase in sales.

     Inventory was $1,832,904 at September 30, 2004 compared to $2,575,578 at September 30, 2003. Inventory decreased in the current period compared to the prior year due to a reduction in the Company's stock level of raw materials.

     Plant, Property and Equipment, net of accumulated depreciation, was $6,035,690 as of September 30, 2004 compared to $6,119,460 as of September 30, 2003. We invested approximately $487,865 in the last nine months in fixed assets, including office equipment, manufacturing equipment, buildings and plants.

     We also held equity investments at September 30, 2004 of $349,880 compared to $1,056,394 as of September 30, 2003. The decrease in equity investments reflects an adjustment of the investments to fair value at December 31, 2003 and the sale of our investment in Tong Ta, a company that makes back light modules for LCD TV and PC monitors.

LIABILITIES AND STOCKHOLDERS' EQUITY

     As of September 30, 2004, we had bank note obligations of $4,497,372 as compared to $3,445,666 as of September 30, 2003. Bank note obligations increased in the current period compared to the prior year due to an increase in letters of credit used by the Company in connection with its purchase of inventory.

     We had trade payable of $2,429,681 as compared to $3,137,087 as of September 30, 2003. Trade payables decreased due to a reduction in purchases by the Company of raw materials.

     As of September 30, 2004, long-term debt less current maturities was $2,432,154 as compared to $1,495,408 as of September 30, 2003. Long-term debt increased due to two new bank loans incurred by the Company in connection with its investment in Cirmaker Technology (Dong Guan) Limited.

     As of September 30, 2004, stockholder's equity was $3,585,427 as compared to $6,126,005 as of September 30, 2003. The decrease in stockholders' equity is primarily due to a net loss by the Company. As of September 30, 2004, our minority interest in Cirmaker Taiwan of approximately 25% was $1,556,687 compared to $1,534,612 as of September 30, 2003.


RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $3,464,922 and $12,821,085 in sales revenue during the three and nine month periods ended September 30, 2004 and $3,063,091 and $11,372,279 during the same two periods of 2003, respectively. The increase was due to an increase in sales of cooling fins.

     Operating expenses were $907,554 and $2,739,478 during the three and nine month periods ended September 30, 2004, respectively, and $675,702 and $1,696,749 during the same two periods of 2003, respectively. The increase in expenses is due to an increase of $600,000 in CRKT USA's operating expenses and an increase of $350,000 in the operating expenses of our factory in China.

     As of September 30, 2004, we had $135,448 in cash and cash equivalents. During the nine months ended September 30, 2003 we used $210,644 in operating activities. During the nine months ended September 30, 2004 we also used $353,173 in investing activities for purchasing new equipment and machines. Our financing activities during the nine month period ended September 30, 2004 provided $687,724.

LIQUIDITY

     We had $135,448 in cash and cash equivalents as of September 30, 2004. As of such date we also had total assets of $17,446,890.

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

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the three-month period ended September 30, 2004.

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

We need substantial additional capital in order to fully implement our business
-------------------------------------------------------------------------------
plan.
-----

     As of September 30, 2004, we had cash of $135,448 and accounts receivable of $6,372,898. As of such date, we had total current assets of $10,423,357and total current liabilities of $9,544,516. Our current business plan contemplates capital expenditures beyond our current capital resources. For example, we plan on expanding our manufacturing facility in Dong Guan, China. Our expansion plans include the acquisition of equipment and the renovation of the facility. We estimate the cost of this expansion to be approximately $400,000. We have also identified a potential acquisition target in mainland China. The target company owns a facility that could be used for the assembly of our set top boxes in China. We anticipate that the cost of this acquisition will be approximately $500,000. We paid a $40,000 deposit toward the purchase price for the target. The acquisition is subject to regulatory approvals which have not yet been obtained. We do not currently have enough capital to make these and other anticipated capital expenditures. Management expects that these expenditures will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. However, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained.

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

ITEM 3.   CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On July 27, 2004, the Company issued 250,000 and 237,000 shares of common stock to The Vine Group Inc. and Roi Group Associates, Inc., respectively, for services rendered. There were no underwriters involved in either of the issuances and each issuance was made in reliance upon Section 4(2) of the Securities Act of 1933, as issuances not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Promissory Note made by the Company and delivered to China Trust & Investment Corporation.

10.2 Acknowledgement of Debt and Mortgage Setting Registration Agreement by the Company to Taipei Bank.

31.1        Certification of Principal Executive Officer filed pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Principal Financial Officer filed pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K


1. On September 13, 2004, we furnished a current report on Form 8-K disclosing two bank loans obtained by the Company on April 24, 2004 and May 4, 2004, respectively.

2. On September 21, 2004, we furnished a current report on Form 8-K disclosing Shaanxi New Century Electronic Co., Ltd., a subsidiary of Cirmaker Technology Corporation, entering into a Satellite Receiver Sales Agreement on September 9, 2004 with Xian Huaxing Electronics Technology Co. Ltd.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CIRMAKER TECHNOLOGY CORPORATION



Date: November 23, 2004                      By:      /s/ Bill Liao
                                                -------------------------------
                                            Bill Liao
                                            President

                                 EXHIBIT INDEX


Exhibit
No.         Description
---         -----------

10.1 Promissory Note made by the Company and delivered to China Trust & Investment Corporation.

10.2 Acknowledgement of Debt and Mortgage Setting Registration Agreement by the Company to Taipei Bank.

31.1        Certification of Principal Executive Officer filed pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Principal Financial Officer filed pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.