Form 10KSB
period 2004-12-31
CIRMAKER TECHNOLOGY CORP
filed 2005-04-18
CIK 1159013

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File No.: 333-70156
December 31, 2004
                         CIRMAKER TECHNOLOGY CORPORATION
               ---------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                      98-0228169
---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        No. 8, Lane 377
       Chung Cheng Road
          Feng Yeh Li                                  886-3-282-1006
           Yang Mei                              ---------------------------
          Taoyuan 326                            (Issuer's telephone number)
           Taiwan
           R.O.C.

                                                       Not applicable
---------------------------------------          ---------------------------
(Address of principal executive offices)                (zip code)


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

YES  X    NO
    --       --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

State issuer's revenues for its most recent fiscal year: 17,813,557.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2005: Common stock, $0.001 par value: $4,754,465.31.

The number of shares of the registrant's common stock outstanding as of March 31, 2005: 27,967,443.

                       INDEX TO FORM 10-KSB ANNUAL REPORT

                                                                            Page
                                                                            ----
PART I

Item 1.    Description of Business.............................................3

Item 2.    Description of Property.............................................6

Item 3.    Legal Proceedings...................................................7

Item 4.    Submission of Matters to a Vote of Security Holders.................7

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............7

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10

Item 7.    Financial Statements...............................................18

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................18

Item 8A    Controls and Procedures............................................19

PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act................................................20

Item 10.   Executive Compensation.............................................21

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................23

Item 12.   Certain Relationships and Related Transactions.....................23

Item 13.   Exhibits and Reports on Form 8-K...................................23

Item 14.   Principal Accountant Fees and Services.............................26

Signatures....................................................................27

Financial Statements.........................................................F-1

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Operating Results", our potential inability to raise additional capital, our potential inability to compete with other companies that may be more experienced and better capitalized than us, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including, China's legal system, economic, political and social events in China and other target markets, foreign relations between Taiwan, China and our other potential target markets, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission and National Association of Securities Dealers, Inc. regulations which may affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

     On December 3, 2002, we entered into a stock purchase agreement, which was subsequently amended, with Cirmaker Industry Co. Ltd. (Cirmaker Taiwan), a corporation organized under the Company Law of the Republic of China (Taiwan) in 1984. Pursuant to the stock purchase agreement, we have acquired approximately 75% of the issued and outstanding capital shares of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of our common stock pursuant to the stock purchase agreement, we may acquire the remaining shares and thereby make Cirmaker Taiwan a wholly-owned subsidiary. In the past year, the Company has continued to acquire shares from the remaining stockholders of Cirmaker Taiwan, though it still has not acquired all of the outstanding shares. The acquisition of our initial interest in Cirmaker Taiwan was consummated in March 2003. The business operations of Cirmaker Taiwan have now become our primary focus.

     Cirmaker Taiwan was established in 1984. Cirmaker Taiwan started out manufacturing terminals and connectors. In the past twenty years, Cirmaker Taiwan has gained substantial experience in the production of electronic parts, including developing, designing, and tooling of these parts. In addition to its strength in research and development, Cirmaker Taiwan's manufacturing processes are ISO 9001 and 9002 certified.

     Since its inception, Cirmaker Taiwan has manufactured a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electronics, cooling fins and systems for laptop and personal computers, electrical tools and similar devices. Recently, Cirmaker Taiwan has focused its efforts on two primary product lines, digital TV receivers (including cable, satellite and terrestrial receivers) and heat dispersion systems for personal and laptop computers. Cirmaker Taiwan also is currently manufacturing LCD backlight components and it has produced Voice Over Internet Protocol (VoIP) telephones.

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval but no assurances can be given on when or if such approval will be forth coming.

     Our equity interest in Cirmaker Taiwan is currently held by several affiliates in trust for us. There can be no assurance that the trust arrangement will be upheld. In the event that it is not upheld, it is possible that the creditors of the trustees may be able to seize the equity of Cirmaker Taiwan. Management expects to effect the transfer of Cirmaker Taiwan equity from the trust directly into the name of Cirmaker Technology Corporation on or about the end of August 2005

     Unless otherwise expressly indicated, all dollar amounts set forth in this Form 10-KSB are expressed in United States Dollars.

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

     Our product line is flexible and we often will add or stop manufacturing products, in accordance with the demand of the market. Following is a description of some of our material product offerings.

Digital TV Receivers
--------------------

     We supply components and systems that meet the requirements of the national digital television-broadcasting network mandated in mainland China. Our systems convert digital television broadcast signals into analog formats to be purchased by Chinese consumers that do not have digital receivers and, therefore, would be without the capability of receiving the TV signal once the government completes the transfer to an all-digital network. In addition to converting digital television broadcast signals into analog formats, our set-top box receivers ("STBs") can receive and convert digital and streaming media signals. Management believes that we are one of only a few manufacturers operating in China that has the capacity to produce in volume a device that meets all the required standards of Chinese broadcasting agencies and authorities and we have already received the required network license from China's State Administration of Radio Film and Television ("SARFT").

     Through marketing agents, we worked with SARFT and China's Ministry of Information and Industry (MII) to develop set-top boxes that would meet their standards. As a result, we have received the required network license from SARFT. Since September 2003, we have delivered a total of approximately 145,000 digital TV receiver units (set top boxes) under separate purchase orders.

     The main advantage of our set-top box is its affordability. We believe the STBs comply with all international digital television standards for high definition television and that we may be able to distribute our system world-wide. The system receives, processes, stores and broadcasts analog, digital and streaming media signals, and it supports pay-per-view as well as video-on-demand channel signals.

     On September 9, 2004, Shaanxi New Century Electronic Co., Ltd ("New Century"), one of our subsidiaries, entered into a Satellite Receiver Sales Agreement with Xian Huaxing Electronics Technology Co. Ltd. (the "Buyer"), pursuant to which the Buyer agreed to purchase from New Century all of the Buyer's requirements for satellite set-top box receivers that convert digital television broadcast signals into analog formats. The basic unit price for satellite receivers sold under the agreement is RMB 230 (approx. US$27.79). Under the terms of the agreement, the price may be increased if orders do not reach the stipulated volumes. During the period from September 2004 through December 2004 we sold approximately 133,000 set top boxes to the Buyer generating approximately $3,500,000 in aggregate sales revenues.

Computer Heat Dispersion Systems
--------------------------------

     We have recently developed improved technology for our computer cooling systems. Since March 2003, we have increased shipments of our cooling systems to major computer manufacturers including Acer, Asus, Dell, Hewlett-Packard, AMD, Sony, MITAC, Quanta and IBM. We believe that the industry trend is toward the manufacture of smaller laptop and desktop personal computers with larger memory capability and faster central processing unit speeds. Along with this growing trend, we expect an increase in the need for smaller and more effective cooling components and systems.

Electrical Connectors and Modules
---------------------------------

     We manufacture an array of electrical connectors and modules. These electrical connectors and modules are used in a variety of products, including computers, DVD systems, cars, lightings, air conditioners, amplifiers, everything that needs electrical connections, from big power to small power.

RESEARCH AND DEVELOPMENT

     We have been engaged in a research and development effort to develop a digitally capable television receiver box that includes efficient technology transfer techniques and optimal compatibility standards, as well as specific design processes. Our development efforts have resulted in a high-tech product that is capable of meeting the growing demand for a digital television receiver that can support SDTV, EDTV, HDTV and MPEG streaming media signals and formats via terrestrial, cable network, or broadband Internet transfer upon customer request. The receivers also support MPEG2 and MPEG4 formats, which management anticipates will be in demand.

     Our recent research and development efforts to improve our laptop and personal computer CPU cooling systems have resulted in an improved and less expensive method for computer cooling. In conjunction with the Industrial Technology Research Institute in Taiwan ("ITRT"), we have developed and produced improved electronic cooling components called elastomeric pads that are essentially high-efficiency thermal dispersion units. ITRT has transferred to the Company all software and documents relating to these units and is applying for on behalf of the Company the applicable patents. While no assurance can be given, management expects that this new technology will become the industry standard for computer cooling systems.

     As a result of our research and development work, we hold patents for the computer CPU cooling systems in Taiwan, Japan, U.S.A., South Korea and the People's Republic of China.

     We spent approximately $122,755 and $111,055 on research and development during fiscal years 2004 and 2003, respectively.

SALES AND MARKETING


     We sell our products through a variety of marketing strategies. We have a sales and marketing staff of approximately 50 employees. These salespeople engage in the direct marketing of our products. We also have marketing agents in our target markets. Other methods that we employ to sell our products include presentations at trade shows, advertisements in magazines and use of advertising agencies. We also use our website as a means of promoting our products.

COMPETITION

     We compete with different companies depending on the type of product offered or geographic area served. We believe that the primary basis of competition in our target markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced products and services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

     Currently, we have several competitors in Taiwan and China that also sell set-top box receivers. The major TV manufacturers in China are ChangHong, Panda, TCL, Konka, Chuangwei, Haixing, Saige and Poney. They mainly produce basic digital TV sets. Shuangwei and Konka especially have concentrated their efforts in the Chinese market. ChangHong, on the other hand, exports 60% of its products.

     We have several competitors tat also sell heat dispersion systems, many of which are based in Taiwan. These competitors for the most part are still using traditional modes of production. As a result, we believe that their cooling systems are larger in size and less efficient than our cooling systems.

     With regard to sales of our LCD TV backlight modules, our competition includes, among others, Konka Co. Ltd., Min-Wu and Ku-Wei. We face intense price pressure in this market as Konka has decreased the sales price of its product by 40% in 2003 and by an additional 20% in 2004.


REGULATION

     The sale of our products is not subject to any material regulations.

EMPLOYEES

     As of the date of this report, we have 145 full-time employees (excluding consultants and temporary help). We have 65 employees at our main facility in Taiwan. The remaining employees are based in our offices in the People's Republic of China.

     None of our employees is represented by a labor union, and management considers our relationships with our employees to be satisfactory. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support our growth. Working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal executive office and manufacturing facility in Taiwan is located at No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei, Taoyuan
326. We own this property subject to a mortgage in the amount of approximately $1,290,000. These executive offices and manufacturing facility occupy approximately 9,075 square meters. We also own a warehouse facility in Taoyuan, Taiwan. This warehouse facility consists of approximately 3,000 square meters.

     We have a sales and marketing office in Beijing, China. This facility occupies approximately 198 square meters. We lease this space on a month to month basis at a monthly rental rate of approximately $130.

     We have a manufacturing facility in Dong Guam, China. This facility occupies approximately 9,000 square meters. This facility is leased pursuant to a 10 year lease. We pay a monthly rental of approximately $8,000.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

     Our Certificate of Incorporation, as amended, authorizes us to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2004, we had 27,400,443 shares outstanding, which were held by approximately 2,760 stockholders of record.

PREFERRED STOCK

     Our Certificate of Incorporation, as amended, authorizes 50,000,000 shares of blank check Preferred Stock, $0.001 par value. As of December 31, 2004, no shares of preferred stock were outstanding.

MARKET FOR OUR STOCK

     Our Common Stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol "CRKT". The following table sets forth the high and low closing bid prices of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             Closing Bid Prices (1)

                                                         High             Low
Year Ending December 31, 2003
1st Quarter                                              5.60             1.75
2nd Quarter                                              3.08             0.85
3rd Quarter                                              1.96             0.45
4th Quarter                                              0.88             0.41

Year Ending December 31, 2004
1st Quarter                                              0.79             0.52
2nd Quarter                                              0.64             0.38
3rd Quarter                                              0.45             0.15
4th Quarter                                              0.50             0.19

--------------------

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.


     On March 31, 2005, the closing price of our common stock was $0.17 per share.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table discloses information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

-------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                          (c)

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be   Weighted-average exercise    future issuance under
                                issued upon exercise of      price of outstanding         equity compensation plans
                                outstanding options,         options, warrants and        (excluding securities
Plan Category                   warrants and rights          rights                       reflected in column (a)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                0                            n/a                            0
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            0                            n/a                            0
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                    0                            n/a                            0
-------------------------------------------------------------------------------------------------------------------


OPTIONS AND WARRANTS

     As of December 31, 2004, we had outstanding fully vested (i) two-year options for the purchase of 2,500,000 shares of our common stock at an exercise price of $0.35 and 2,000,000 shares of our common stock at an exercise price of $0.50, and (ii) three-year warrants for the purchase of 520,000 shares of our common stock at an exercise price of $0.25.

REGISTRAR AND TRANSFER AGENT

     Our registrar and transfer agent is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, New York 10004, telephone (212) 509-4000.

RECENT SALES OF UNREGISTERED SECURITIES

     During the period from November 19, 2004 through February 15, 2005, we raised approximately $645,000 through the sale of 25.8 units to nineteen investors. Each unit consists of (i) 25,000 shares of our common stock, (ii) three year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share, and (iii) 180 day convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 10% per annum and which is convertible into common stock at maturity at a conversion price equal to $0.25 per share. The 25.8 units sold in the private placements represent a total of 3,870,000 shares of our common stock on a fully-diluted basis. Berwyn Capital acted as the placement agent for us in the offering and received a 10% cash fee, or $64,500, from the Company and RIO Group Associates, Inc. received a 1.5% cash fundraising fee, or $9,675, from the Company.

     Effective January 1, 2005 and January 17, 2005, we issued to Ross Huget Inc. and The Vine Group Inc. 192,000 and 250,000 shares of our common stock, respectively, for services rendered and to be rendered to us.

     The foregoing securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and with regard to the private placement described in the first paragraph of this Form 8-K, Regulation D promulgated thereunder.

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

OVERVIEW

     Since acquiring our interest in Cirmaker Taiwan in March 2003, we have been engaged in the business of manufacturing a wide variety of electronic parts and components. Our current products include electronic terminals, electronic blocks and accessories, electronic panel control and locking components, power distribution blocks and accessories, electronic timer and relay sockets, optical fiber connectors and adapters, car audio components, DVD players, electronic cooling fins and systems for laptop and personal computers, electrical tools and similar devices. More recently, Cirmaker Taiwan has focused its efforts on two primary product lines, digital TV receivers and computer heat dispersion systems. We generate revenues through the sale of our products and through the assembly of products manufactured by others.

We have taken the following steps over the past year in furtherance of our business plan:

     o During the period from November 19, 2004 through February 15, 2005, we raised approximately $645,000 through the sale of our securities. We plan to use the proceeds of this offering for the expansion of the Don Guan, China, production facilities.

     o During April and May of 2004 we obtained two credit facilities that provide us with up to 50 million New Taiwan Dollars (approximately $1,600,000 USD) in available credit. These credit facilities have helped us to stabilize our working capital needs.

     o Our subsidiary, New Century, entered into a Satellite Receiver Sales Agreement with Xian Huaxing Electronics Technology Co. Ltd. covering all of Xian Huaxing's requirements for set top boxes during the term of the agreement. During the period from September 2004 through December 2004, we sold 133,000 set top boxes and thereby generated $3,500,000 in revenues under this agreement.


RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2004 compared to December 31, 2003
-----------------------------------------------------------------

The following table summarizes the results of our operations during the fiscal years ended December 31, 2004 and 2003 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

-----------------------------------------------------------------------------------------------------------
                                                                                          PERCENTAGE
                                                                         INCREASE          INCREASE
LINE ITEM                              12/31/04          12/31/03       (DECREASE)        (DECREASE)
-----------------------------------------------------------------------------------------------------------
Revenues                              17,813,557        16,632,013       1,181,544            7.1%
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses               4,026,166         3,892,169         133,835            3.4%
-----------------------------------------------------------------------------------------------------------
Net income (loss)                     (2,415,884)       (1,600,359)       (815,525)         (51.0%)
-----------------------------------------------------------------------------------------------------------
Earnings (loss) per share of
common stock                               (0.09)           (0.062)         (0.028)         (45.2%)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

     During the fiscal year ended December 31, 2004, we incurred a net loss of $2,417,884 as compared to a net loss of $1,600,359 for the prior year. The decrease in net income is attributable to a rise in the cost of copper, the Company's main material for production of terminals and cooling fins, which increased by an average of 45% in 2004. The Company was unable to pass the cost increase onto its customers; however, it is currently exploring ways in which it may be able to mitigate the impact of such increases in the future. Operating expenses for the fiscal year ended December 31, 2004 increased by $133,835 or 3.4% from the prior fiscal year. The increase in operating expenses is attributable primarily to the Company's utilization of the Dong Guan factory's full production capacity beginning in July 2004 and the increase in the Company's work force.

     We had total current assets of $11,877,800 as of December 31, 2004 as compared to total current assets of $9,851,639 as of December 31, 2003. Our total assets as of December 31, 2004 were $18,073,962 as compared to $17,062,665 in total assets as of December 31, 2003. The increase of $2,026,161 in current assets and $1,011,297 in total assets is primarily the result of an increase in copper inventory, which the company has accumulated to hedge against increasing copper prices and to maintain production costs in the near future. Also, the tuner components of the set top boxes experienced a longer delivery date, which resulted in an increase in the number of set top boxes in inventory.

     We had total current liabilities of $10,875,718 as of December 31, 2004 compared to $9,059,675 as of December 31, 2003. This increase in current liabilities is mainly attributable to the issuance of $645,000 worth of six-month convertible notes and loans made to the Company by certain directors. Our total liabilities as of December 31, 2004 were $13,309,563 as compared to $10,732,564 as of December 31, 2003. The increase in total liabilities is primarily due to two bank loans the Company obtained in 2004.

     Our total stockholders' equity as of December 31, 2004 was $3,333,646 as compared to $4,551,674 as of December 31, 2003. The decrease in stockholders' equity results from the net losses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     We had $35,019 in cash, cash equivalents and short-term investments as of December 31, 2004. As of such date we also had total assets of $18,073,962.

     During the period from November 19, 2004 through February 15, 2005, we raised approximately $645,000 through the sale of 25.8 units to nineteen investors. Each unit consists of (i) 25,000 shares of our common stock, (ii) three year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share, and (iii) 180 day convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 10% per annum and which is convertible into common stock at maturity at a conversion price equal to $0.25 per share. The 25.8 units sold in the private placements represent a total of 3,870,000 shares of our common stock on a fully-diluted basis. Berwyn Capital acted as the placement agent for us in the offering and received a 10% cash fee, or $64,500, from the Company and RIO Group Associates, Inc. received a 15% cash fundraising fee, or $9,675, from the Company.

     On April 24, 2004, Cirmaker Industry Co., Ltd. (the "Company"), a majority owned subsidiary of Cirmaker Technology Corporation, obtained a loan from China Trust & Investment Corporation ("China Trust") of $30 million New Taiwan Dollars (approximately $ 908,265 USD) (the "China Loan"). The annual interest rate on the China Loan is a floating rate equal to the standard annual interest rate of 4.63% plus an annual interest rate established by the Taiwanese government. This interest rate is currently 4.52% but China Trust may apply the government rate in effect on January, March, July, September, and November first of each year. Principal and interest is payable in monthly installments over an 18 month period. If any payment is late for six months or less the interest rate charged for the term for which that payment relates will be increased by 10% and if any payment is late in excess of six months the interest rate charged for the term for which that payment relates will be increased by 20%.

     On May 4, 2004, the Company obtained a loan from Taipei Bank of $20 million New Taiwan Dollars (approximately $ 602,773 USD)(the "Taipei Loan"). The annual interest rate on the Taipei Loan is 3.475% plus the floating rate of the one-year fixed deposit as listed in the Chunghwa Post. Principal and interest is payable in monthly installments over a five-year period. If any payment is late for six months or less the interest rate charged for the term which that payment relates will be increased by 10% and if any payment is late in excess of six months the interest rate charged for the term for which that payment relates will be increased by 20%. The repayment of the Taipei Loan has been personally guaranteed by Bill Liao and Grace Chang, each a director and executive officer of Cirmaker USA.

     We believe that our cash balances, proceeds from recent private placements, our existing credit facilities and revenues generated from our operations will be sufficient to fund our operations for the next twelve months at levels consistent with our operations in 2004. We will require additional capital, however, in order to expand our operations and fully implement our business plan.

     Operations to date have been primarily financed by revenues from operations, stockholder debt and equity transactions and through private placements of our securities and credit arrangements with third party financial institutions. Our future operations are dependent upon the identification and successful completion of additional permanent equity financing, the continued support of shareholders and profitable operations.

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Notes to the Consolidated Financial Statements describes the significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below:

Revenue Recognition
-------------------

     We recognize revenue from the sale of our products when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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

     We enter into forward contracts for hedging foreign currencies. The differences of the contract forward rate between the signing contract rate and the settlement date is amortized during the contract period. There were no significant gains or losses from these contracts in 2004 or 2003 and there are no material open contracts at December 31, 2004 and 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2004 or December 31, 2003.

SEASONALITY

     We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below. These risks are the material risks facing our company.

Our failure to obtain approval of the reverse acquisition of Cirmaker Taiwan
----------------------------------------------------------------------------
from the Taiwan Ministry of Economic Affairs may have a material adverse effect
-------------------------------------------------------------------------------
on us.
-----

     Our reverse acquisition of Cirmaker Taiwan was subject to the approval of the Taiwan Ministry of Economic Affairs. We did not obtain approval from this Taiwanese governmental agency at the time of the reverse acquisition. We are currently seeking this approval, which we anticipate will be granted on or about the end of August 2005, and management is seeking to determine what consequences, if any, our failure to obtain approval may have on us.

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

Rapid technological changes and short product life cycles in our industry could
-------------------------------------------------------------------------------
harm our business.
-----------------

     The technology underlying our products and other products in our industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We spent approximately $122,755 for research and development expenses for the year ended December 31, 2004. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

We face potentially fierce competition.
--------------------------------------

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

Our largest target sales market is in China and there are several significant
-----------------------------------------------------------------------------
risks relating to conducting operations in China.
------------------------------------------------

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


ITEM 7.  FINANCIAL STATEMENTS.

     Our consolidated financial statements for the fiscal year ended December 31, 2004 and December 31, 2003 and the reports thereon of Child, Sullivan & Company and Livingston, Wachtell & Co., LLP, are included in this annual report immediately following the signature page hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of December 27, 2004, we engaged as our principal independent auditor Child, Sullivan & Company to audit our financial statements for the year ending December 31, 2004, and simultaneously we dismissed Livingston, Wachtell & Co., LLP (the "Former Auditor"). The decision to change accountants was recommended, authorized and approved by our board of directors.

     During the fiscal year ended December 31, 2003 and through the date hereof, there were no disagreements between us and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor's satisfaction, would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such year.

     The report of the Former Auditor for the fiscal year ended December 31, 2003 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

     The Former Auditor did not provide an audit report for our 2002 fiscal year. For information regarding the resignation of Morgan & Company, our independent auditor whose report dated October 28, 2002 on our consolidated financial statements as of and for the fiscal year ended July 31, 2002 and (b) August 27, 2001 on our consolidated financial statements as of and for the fiscal year ended July 31, 2001, see the current report on Form 8-K/A filed by us with the Securities and Exchange Commission on August 14, 2003 under Commission File No. 333-70156.

     Child, Sullivan & Company did not advise us with respect to any of the matters described in paragraphs (a)(2)(i) or (ii) of Item 304 of Regulation S-B.

     The Former Auditor furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of that letter, dated January 11, 2004, is filed as Exhibit 16.1 to our current report on Form 8-K filed January 14, 2005.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of December 31, 2004, are:

     Name                           Age         Position
     ----                           ---         --------

     Bill Liao                      47          Chairman, CEO and President
     Hong Juin (Grace) Chang        41          Director, General Manager and
                                                  Chief Financial Officer
     Shiu-Li (Lilly) Ku             36          Director, VP Sales and Marketing
     William Chen                   55          Chief Development Officer, China
                                                  Operations
     Shih-Tang (Peter) Liao         44          Vice General Manager


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

     WILIAM CHEN, who joined Cirmaker in January, 2003, was named Chief Development Officer, China Operations in February 2004. In this position, he heads up marketing and business development for Cirmaker's operations in the Peoples' Republic of China. Mr. Chen successfully started and ran businesses in import/export, metals and construction in Taiwan since 1978. Mr. Chen also co-founded and ran the Vancouver Telephone Company, a telecommunications business in Canada, which was subsequently acquired by a NASDAQ-listed company.

     SHIH-TANG (PETER) LIAO is the Vice General Manager of Cirmaker. For the past five years he has held various positions at Cirmaker mostly involving sales, marketing and business development. He was promoted to the position of Vice General Manager in 2000. Peter Liao is Bill Liao's brother.

AUDIT COMMITTEE FINANCIAL EXPERT

     We do not currently have an Audit Committee Financial Expert. We believe that our financial statements are currently relatively simple and that the economic cost of retaining such an expert to become a member of our board of directors would not be worth the benefit to our stockholders. We would retain an audit committee financial expert in the future as our business grows and our financial statements become more complex. Before retaining any such expert our board would make a determination as to whether such person is independent.

CODE OF ETHICS

     On March 3, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Bill Liao who served as our Chief Executive Officer during the 2004 fiscal year, and the four most highly compensated officers other than the Chief Executive Officer, if any, who earned over $100,000 and was serving at the end of our last fiscal year December 31, 2004, for services in all capacities to us.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation                        Long-Term Compensation
                            -------------------                        ----------------------
                                                              Awards                           Payouts
                                                              ------                           -------

                                                                        Securities
Name                                          Other         Restricted  Underlying             All
And                                           Annual        Stock       Options/     LTIP      Other
Principal                     Salary  Bonus   Compensation  Awards      SARs         Payouts   Compensation
Position               Year   ($)     ($)     ($)           ($)         (#)          ($)       ($)

Bill Liao              2004   56,075   0       0             0           800,000      0         1,781(b)
  Chief                2003   56,075   0       0             0           800,000      0         1,781(b)
  Executive            2002   56,075   0       0             0           0            0         1,781(b)
  Officer and
  President (a)

--------------------

(a) Bill Liao served as our Chief Executive Officer from January 1, 2003 through September, 2003 and from January 2004 to the current date. Mr. Liao also serves as the President and Chief Executive Officer of Cirmaker Taiwan and has served in such capacity since its inception.

(b) This amount represents annual lease payments for a vehicle leased by Cirmaker Taiwan for use by Mr. Liao.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the grant of stock options made during the year ended December 31, 2004 to the persons named in the Summary Compensation
Table:

                                            % of Total Options
                     Number of Securities   Granted to Employees
                     Underlying             in Fiscal               Exercise
Name                 Options Granted        Period(c)               Price per Share     Expiration Date (d)
----                 --------------------   ---------------------   ---------------     -------------------

Bill Liao                  -0-                      -0-                  -0-                    n/a
  Chief Executive
  Officer and
  President


     The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2004. No stock options were exercised in 2004 by those persons.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                 Number of Unexercised           Value of Unexercised in-
                 Options at Fiscal Year-End      the-Money Options at Fiscal
                            #                    Year-End($)
                 ----------------------------    ----------------------------

Name             Exercisable    Unexercisable    Exercisable    Unexercisable
----             -----------    -------------    -----------    -------------

Bill Liao          800,000          -0-           $280,000           $0


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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, all such filing requirements applicable to its officers and directors were complied with.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information relating to the beneficial ownership of our common stock by (a) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (b) each director and each of the named executive officers, and (c) the directors and executive officers as a group as of December 31, 2004.

Name of Shareholder                     Number of Shares     Percentage of Class

Bill Liao                                4,082,858(1)              15.2%

Jong Juin (Grace) Chang                  4,082,858(1)              15.2%

Directors and officers as a group (5     6,982,858(1)-(2)          24.9%
persons)

--------------------

     (1) Includes 3,282,855 shares that are held of record by Bill Liao, Ms. Chang's husband. These shares are deemed to be beneficially owned by Ms. Chang. Ms. Chang disclaims beneficial ownership of such shares.

     (2) Consists of options to purchase 2,900,000 shares of the issuer's common stock that are currently exercisable and deemed beneficially owned by such person


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2004, our general manager/chief financial officer, related party to the major stockholder, advanced $621,538 to us for short-term working capital purposes. The advance is interest free and only for short period of time, payable on demand. The maximum borrowings from all related parties at any point during the 2004 and 2003 fiscal years were $1,038,000 and $821,737, respectively.

ITEM 13.  EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT NUMBER                 DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
3.1*                           Articles of Incorporation (Incorporated by
                               reference to Exhibit 3.1 of the Company's
                               Registration Statement on Form SB-2, filed with
                               the SEC on September 26, 2001.)
--------------------------------------------------------------------------------
3.2*                           Bylaws of the Company (Incorporated by reference
                               to Exhibit 3.2 of the Company's Registration
                               Statement on Form SB-2 filed with the SEC on
                               September 26, 2001.)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.1*                           Share Certificate (Incorporated by reference to
                               Exhibit 4.1 of the Company's Registration
                               Statement on Form SB-1, Amendment No. 1, filed on January 8, 2002.)
--------------------------------------------------------------------------------
10.1* Stock Purchase Agreement, dated December 3, 2002, between the Company and Cirmaker Industry Co., Ltd. (Incorporated by reference to the Company's Form 8-K filed on December 6, 2002.)
--------------------------------------------------------------------------------
10.2* Amendment to Stock Purchase Agreement (Incorporated by reference to the Company's Form 8-K/A filed on February 10, 2003.)
--------------------------------------------------------------------------------
10.3* Asset Sale Agreement, dated January 31, 2003, between the Company and Peter Smith. (Incorporated by reference to Exhibit 10.2 to the Form 10-QSB/A of the Company filed on September 22, 2003.)
--------------------------------------------------------------------------------
10.4* Investment and Cooperation Agreement with IDN Telecom, Inc. (Incorporated by reference to
                               Exhibit 10.1 to the Company's Form 10-QSB filed on June 25, 2003.)
--------------------------------------------------------------------------------
10.5* Regulation S Subscription Agreement, dated August 5, 2003, between the Company and Universal Securities Corp. relating to subscription rights for 1,000,000 shares of common (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on November 21, 2003.)
--------------------------------------------------------------------------------
10.6* Regulation S Subscription Agreement, dated August 5, 2003, between the Company and Universal Securities Corp. relating to subscription rights for 7,500,000 shares of common stock. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB filed on November 21, 2003.)
--------------------------------------------------------------------------------
10.7* Contract, dated February 2, 2004, among the Company, Shaanxi Ruyi Electric Company and Shaanxi New Century Electronic Co., Ltd (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)
--------------------------------------------------------------------------------
10.8* Trust documents establishing Company's indirect ownership by trust of the Company's equity interest in Cirmaker Taiwan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)
--------------------------------------------------------------------------------
10.9* Promissory Note made by the Company and delivered to China Trust & Investment Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2004).
--------------------------------------------------------------------------------
10.10* Acknowledgement of Debt and Mortgage Setting Registration Agreement by the Company to Taipei Bank (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the fiscal quarter ended September 30, 2004).
--------------------------------------------------------------------------------
10.11* Satellite Receiver Sales Agreement, dated September 9, 2004, between Shaanxi New Century Electronic Co., Ltd and the Xian Huaxing Electronics Technology Co. Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2004).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.12                          Purchase Order by the Xian Huaxing Electronics
                               Technology Co. Ltd. in favor of Shaanxi New
                               Century Electronic Co., Ltd., dated September 13,
                               2004 (Incorporated by reference to Exhibit 10.2
                               to the Company's Form 8-K filed on September 21,
                               2004)
--------------------------------------------------------------------------------
10.13*                         Stock Option Agreement, dated December 29, 2003,
                               between the Company and Bill Liao (Incorporated
                               by reference to Exhibit 10.1 to the Company's
                               Form 10-QSB for the period ended March 31, 2004).
--------------------------------------------------------------------------------
10.14*                         Stock Option Agreement, dated December 29, 2003,
                               between the Company and Hong Juin (Grace) Chang
                               (Incorporated by reference to Exhibit 10.2 to the
                               Company's Form 10-QSB for the period ended March
                               31, 2004).
--------------------------------------------------------------------------------
10.15*                         Stock Option Agreement, dated December 23, 2003,
                               between the Company and William Chen
                               (Incorporated by reference to Exhibit 10.3 to the
                               Company's Form 10-QSB for the period ended March
                               31, 2004).
--------------------------------------------------------------------------------
10.16*                         Stock Option Agreement, dated December 29, 2003,
                               between the Company and Shiu-Li Ku (Incorporated
                               by reference to Exhibit 10.4 to the Company's
                               Form 10-QSB for the period ended March 31, 2004)
--------------------------------------------------------------------------------
10.17*                         Stock Option Agreement, dated December 29, 2003,
                               between the Company and Shih-Tang Liao
                               (Incorporated by reference to Exhibit 10.5 to the
                               Company's Form 10-QSB for the period ended March
                               31, 2004).
--------------------------------------------------------------------------------
14*                            Code of Ethics (Incorporated by reference to
                               Exhibit 14 to the Company's Annual Report on Form
                               10-KSB for the fiscal year ended December 31,
                               2003)
--------------------------------------------------------------------------------
16*                            Letter regarding change in certifying accountant
                               (Incorporated by reference to Exhibit 16.1 to the
                               Company's Form 8-K filed on January 14, 2005)
--------------------------------------------------------------------------------
21                             Description of Subsidiaries
--------------------------------------------------------------------------------
31.1                           Certification of Principal Executive Officer
--------------------------------------------------------------------------------
31.2                           Certification of Principal Financial Officer
--------------------------------------------------------------------------------
32                             Section 1350 Certifications
--------------------------------------------------------------------------------

*    Incorporated by reference as indicated.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $42,000 and $85,000, respectively.

AUDIT RELATED FEES

     The aggregate fees billed in the fiscal year ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

     The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

     The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

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

Date: April 15, 2005

                                            CIRMAKER TECHNOLOGY CORPORATION


                                            By: /s/ Bill Liao
                                                -----------------------------
                                                    Bill Liao
                                                    Chairman, Chief Executive
                                                      Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                 Title                                  Date


 /s/ Bill Liao           Chairman, CEO and President        April 15, 2005
--------------------
     Bill Liao

 /s/ Hong Juin Chang     Director, General Manager and      April 15, 2005
--------------------     Chief Financial Officer
     Hong Juin Chang


 /s/ Shiu-Li Ku          Director                          April 15, 2005
--------------------
     Shiu-Li Ku

                         CIRMAKER TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM - CHILD, SULLIVAN COMPANY                                           F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING                       F-3
FIRM - LIVINGSTON WATCHELL & COMPANY LLP

CONSOLIDATED BALANCE SHEET                                               F-4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                                         F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                         F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8 - F-28

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037     PHONE: (801) 927-1337
                                                           FAX:   (801) 927-1344


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cirmaker Technology Corporation
Taoyuan, Taiwan

We have audited the accompanying consolidated balance sheet of Cirmaker Technology Corporation (a Nevada corporation formerly known as Wrestle-Plex Sports Entertainment Group, Ltd.) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Cirmaker Technology Corporation for the year ended December 31, 2003. Those statements were audited by other auditors whose report thereon dated March 6, 2004 expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cirmaker Technology Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


Child, Sullivan & Company
Kaysville, Utah
March 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             ---------


To the Board of Directors
Cirmaker Technology Corporation
Taoyuan, Taiwan

We have audited the accompanying consolidated balance sheet of Cirmaker Technology Corporation (a Nevada corporation formerly known as Wrestle-Plex Sports Entertainment Group, Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirmaker Technology Corporation and subsidiaries as of December 31, 2003, and the consolidated results of its operations and comprehensive loss, changes in stockholders' equity and its consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Livingston, Wachtell & Co., LLP
New York, New York
March 6, 2004

                         CIRMAKER TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                       ------------
                               ASSETS                                      2004
                                                                       ------------
Current assets
  Cash and cash equivalents                                            $     35,019
  Restricted cash                                                           809,915
  Trade receivables, net                                                  7,372,461
  Inventory                                                               2,544,243
  Deferred tax asset                                                        237,938
  Other current assets                                                      878,224
                                                                       ------------
    Total current assets                                                 11,877,800

Property, plant and equipment (net)                                       5,241,238
Equity investments                                                           86,723
Deferred tax asset                                                          468,385
Other assets                                                                399,816
                                                                       ------------
    Total assets                                                       $ 18,073,962
                                                                       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                                       $  1,339,977
  Bank notes                                                              3,866,461
  Trade payables                                                          2,144,945
  Accrued liabilities and taxes payable                                     992,779
  Due to stockholder                                                        621,538
  Convertible debentures                                                    520,000
  Current portion of long-term debt                                       1,390,018
                                                                       ------------
    Total current liabilities                                            10,875,718

Bank notes, long-term                                                     2,059,767
Accrued pension liability                                                   374,078
                                                                       ------------
    Total liabilities                                                    13,309,563

Minority interest                                                         1,430,753

Commitments and contingencies

Stockholders' equity
  Preferred stock: par value $.001; 50,000,000 shares authorized;
  no shares issued and outstanding                                                -
  Common stock: par value $.001; 100,000,000 shares authorized;
  27,400,443 shares issued and outstanding                                   27,400
  Additional paid in capital                                              7,276,160
  Accumulated deficit                                                    (4,083,532)
  Accumulated other comprehensive income                                    113,618
                                                                       ------------
Total stockholders' equity                                                3,333,646
                                                                       ------------

Total liabilities and stockholders' equity                             $ 18,073,962
                                                                       ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS


                                                               Year ended December 31,
                                                            ------
                                                                 2004             2003
                                                                 ----             ----
Revenues
  Net sales                                                 $ 17,813,557     $ 16,631,013
  Cost of sales                                               16,582,146       14,060,175
                                                            ------------     ------------
    Gross profit                                               1,231,411        2,570,838

Operating expenses
  Research and development                                       122,755          111,055
  Sales and marketing                                            603,383          589,010
  General and administrative                                   3,300,028        2,344,723
  Impairment loss on equity investments                                -          650,482
  Reorganization expense                                               -          196,899
                                                            ------------     ------------
    Total operating expenses                                   4,026,166        3,892,169

Loss from operations                                          (2,794,755)      (1,321,331)

Other income (expense)
  Interest income                                                  8,688                -
  Interest expense                                              (296,815)        (262,849)
  Foreign currency transaction gains (losses)                   (137,236)          83,035
  Other income (loss), net                                       195,585           72,646
                                                            ------------     ------------
    Total other income (expense)                                (229,778)        (107,168)
                                                            ------------     ------------

Loss before income taxes and minority interest                (3,024,533)      (1,428,499)

Provision for income taxes                                      (246,889)         125,898
                                                            ------------     ------------

Loss before minority interest                                 (2,777,644)      (1,554,397)

Minority interest in net (gain) loss of subsidiaries             359,760          (45,962)
                                                            ------------     ------------

Net loss                                                    $ (2,417,884)    $ (1,600,359)
                                                            ============     ============

Foreign currency translation adjustment                          255,833          160,768
                                                            ------------     ------------

Comprehensive loss                                          $ (2,162,051)    $ (1,439,591)
                                                            ============     ============

Basic and diluted net loss per share                        $      (0.09)    $      (0.07)
                                                            ============     ============

Weighted average number of shares outstanding                 26,420,000       22,700,384
                                                            ============     ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Additional                  Other
                                                                Common Stock        Paid In    Accumulated Comprehensive
                                                             Shares      Amount     Capital      Deficit   Income (Loss)   Total
                                                             ------      ------     -------      -------   -------------   -----
Balance December 31, 2002                                  10,692,000 $ 6,426,070 $   860,724 $   (86,715) $ (349,659) $ 6,850,420

  Stock issued for cash - prior to recapitalization         2,000,000       2,000     198,000           -           -      200,000
  Stock issued for services - prior to recapitalization       500,000         500     354,500           -           -      355,000
  Recapitalization - March - other than minority interest  15,008,000  (4,815,130)  4,260,130           -           -     (555,000)
  Recapitalization - March - minority interest             (2,642,000) (1,587,882)   (212,685)     21,426      86,401   (1,692,740)
  Stock issued for cash - net of issuance costs               250,000         250     473,060           -           -      473,310
  Options issued to employees                                       -           -     400,000           -           -      400,000
  Foreign currency translation gain                                 -           -           -           -     160,768      160,768
  Net loss for the year                                             -           -           -  (1,554,397)          -   (1,554,397)
  Net loss - minority interest                                      -           -           -     (45,962)    (39,725)     (85,687)
                                                           ---------- ----------- ----------- -----------  ----------  -----------
Balance December 31, 2003                                  25,808,000      25,808   6,333,729  (1,665,648)   (142,215)   4,551,674
                                                                                                                         -
  Stock issued for services at $.59 Apr 2                     585,443         585     344,858           -           -      345,443
  Stock issued for services at $.30 Jul 27                    487,000         487     145,613           -           -      146,100
  Stock and warrants issued with convertible debentures       520,000         520     451,960           -           -      452,480
  Foreign currency translation gain                                 -           -           -                 255,833      255,833
  Net loss for the year                                             -           -           -  (2,777,644)              (2,777,644)
  Net loss - minority interest                                      -           -           -     359,760           -      359,760
                                                           ---------- ----------- ----------- -----------  ----------  -----------
Balance December 31, 2004                                  27,400,443    $ 27,400 $ 7,276,160 $(4,083,532) $  113,618  $ 3,333,646
                                                           ==========    ======== =========== ===========  ==========  ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year ended
                                                                      December 31,
                                                             ----------------------------


                                                                 2004            2003
                                                             ------------    ------------
Cash flows from operating activities:
  Net loss                                                   $ (2,417,884)   $ (1,600,359)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operations:
    Depreciation and amortization                                 529,032         498,529
    Provision for losses on receivables                           122,442          84,969
    Inventory reserves                                             27,606           5,808
    Impairment loss on equity investments                               -         650,482
    Stock and warrants issued for services                        944,023         400,000
    Minority interest                                            (359,760)         45,962
    Loss on asset disposal                                        346,911               -
    Gain on equity investment                                    (214,263)
    Other, net                                                   (445,526)        167,307
    Changes in operating assets and liabilities:
      Trade receivables                                          (405,190)     (1,002,274)
      Inventory                                                  (763,380)        951,702
      Other current assets                                       (110,841)       (122,114)
      Trade payables                                             (274,655)     (1,162,898)
      Accrued liabilities and taxes payable                      (312,698)        714,055
                                                             ------------    ------------
  Net cash used in operations                                  (3,334,183)       (368,831)

Cash flows from investing activities:
  Change in restricted cash                                       (76,435)        (21,324)
  Purchase of property and equipment                             (325,754)       (579,361)
  Purchase of equity investments                                        -      (1,187,710)
  Proceeds on sale of property and equipment                      623,755               -
  Proceeds on sale of equity investments                          788,992               -
  Other investing activities                                            -        (218,509)
                                                             ------------    ------------
    Net cash used in investing activities                       1,010,558      (2,006,904)

Cash flows from financing activities:
  Proceeds from cash overdraft                                  1,274,771               -
  Proceeds from (repayments of) bank notes                     (1,426,454)      1,620,590
  Proceeds from due to related party                              312,844         272,978
  Proceeds from (repayments of) long-term debt                  1,547,190        (193,296)
  Proceeds from sale of common stock                                    -         500,000
  Issuance costs from sale of common stock                              -         (26,690)
  Proceeds from the issuance of debentures                        520,000               -
                                                             ------------    ------------
    Net cash provided by financing activities                   2,228,351       2,173,582

  Effect of rate changes on cash                                 (106,832)         60,557

  Decrease in cash and cash equivalents                          (202,106)       (141,596)

  Cash and cash equivalents, beginning of period                  237,125         378,721
                                                             ------------    ------------
  Cash and cash equivalents, end of period                   $     35,019    $    237,125
                                                             ============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                     $    295,870    $    266,507
                                                             ============    ============
  Cash paid for income taxes                                 $          -    $    182,155
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

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION

     CIRMAKER TECHNOLOGY CORPORATION

     Cirmaker Technology Corporation, a Nevada corporation (the "Company"), formerly called Wrestle - Plex Sports Entertainment Group, Ltd. was incorporated on June 1, 2000. The Company, while operating under the name of Wrestle - Plex, was in the development stage, and operated to provide sports entertainment, specifically in the area of professional wrestling. In 2002, the Company discontinued its operations and devoted all of its efforts toward effecting a business combination with an operating entity.

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

     CIRMAKER TAIWAN

     Cirmaker Taiwan was incorporated under the Company Law of Taiwan, Republic of China ("ROC") on June 18, 1984.

     Cirmaker Taiwan is in the business of manufacturing a wide variety of electronic parts and components for sales primarily in the Asian markets. Its products include digital TV receivers (set top boxes), computer heat dispersion systems, electronic terminals, and various other electronic parts and accessories. The Company also imports and exports computer chips and various electronic products.

     ACQUISITION OF CIRMAKER TAIWAN

     Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock, in a 2 for 1 stock exchange, on the Acquisition Date. At December 31, 2004 and 2003, there were 5,284,000 remaining shares of Cirmaker Taiwan that have not yet been exchanged with the Company. Cirmaker Taiwan will continue to negotiate with its minority interest stockholders to exchange their Cirmaker Taiwan shares for shares of the Company.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont)

     ACQUISITION OF CIRMAKER TAIWAN (Continued)

     The Purchase Agreement has not yet been approved by the Taiwan Ministry of Economic Affairs ("Taiwan Ministry"). The Company is currently working on obtaining this approval from the Taiwanese government.

     Due to the fact that the Purchase Agreement has not yet been approved by the Taiwan Ministry, the Company entered into separate Trust Agreements with 10 individuals, all related parties to Cirmaker Taiwan. In each trust, a certain number of shares of Cirmaker Taiwan's stock are currently being held in each of their names, as nominees of and trustees for the Company. Approximately 90% of these shares held in trusts are being held by a major shareholder who is also the President of the Company ("major stockholder") and members of his family.

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

     The Company did not have any assets or liabilities on the Acquisition Date. All financial information included in these financial statements, prior to the Acquisition Date is the financial information of Cirmaker Taiwan, as if Cirmaker Taiwan had been the registrant. The financial information since the Acquisition Date, is that of the Company and its subsidiaries, on a consolidated basis.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont)

     ACQUISITION OF CIRMAKER TAIWAN (Continued)

     After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation, Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation organized in the People's Republic of China ("PRC") with each of these PRC corporations having the same name as its parent company (collectively "Cirmaker PRC"). Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC. The Company expects to make future significant capital investments and expand its business operations in the PRC. The Company is currently seeking to obtain approval from the Taiwan Ministry on the formation of, and the Company's investment in Masterwealth Limited, and its PRC subsidiary. On October 1, 2004 the Company formed a wholly owned subsidiary, Cirmaker Technologies Europe Limited ("Cirmaker UK") in England and Wales. Cirmaker UK has not yet commenced its operations.

     On October 1, 2004, the Company formed a wholly owned subsidiary, Cirmaker Technologies Europe Limited ("Cirmaker UK") in England and Wales. Cirmaker UK has not yet commenced its operations.

     Reorganization expenses are primarily professional fees that were incurred that related to the business acquisition and the related SEC filings. Total reorganization expenses for the years ended December 31, 2004 and 2003 were $0 and $196,899, respectively.

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

     The Company, in a related party stock transaction prior to the Acquisition Date, sold 2,000,000 shares of common stock to one individual related to the major stockholder of the Company. The Company sold these shares at $.10 per share for an aggregate price of $200,000.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont)

     OTHER STOCK TRANSACTIONS

     In November 2004 the Company sold 20 and 4/5 units consisting of 25,000 shares of common stock, 25,000 3 year warrants exercisable at $0.25 and a 10% 180 day debenture in the amount of $25,000, convertible on maturity at $0.25 per common share. At December 31, 2004 there were 520,000 warrants outstanding with expiration dates in 2007. It is expected that the $520,000 in debentures will be converted to 2,080,000 common shares during 2005.

     In April 2004 the Company issued 585,443 shares of common stock at $.59 per share for services. The aggregate amount of the transaction was $345,443.

     In July 2004 the Company issued 487,000 shares of common stock at $.30 per share for services, the aggregate amount of which was $146,100.

     In 2003 in connection with a private placement, the Company sold 250,000 shares of restricted common stock after the Acquisition Date, to a company that was providing consulting services to Cirmaker Taiwan, involving the business acquisition transaction described above.

     During 2003 the Company sold these shares at $2 per share, with the aggregate proceeds of $500,000 used to purchase shares in a long-term investment (refer to note 6). This private placement was done pursuant to Regulation S under the Securities Act of 1933.

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

1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont)

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

     Other factors that could effect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from its customers, an inability to attract new customers and grow on its own, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, a decline in the financial stability of the Company's customers and general uncertain economic conditions overseas, especially in China. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations, cash flows and its ability to continue operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements for all periods presented include the financial statements of the Company which include the Company, from the Acquisition Date going forward, Cirmaker Taiwan, Cirmaker PRC and Cirmaker UK. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to valuation of trade receivables and inventory reserves, contingent liabilities, fair value of long term investments, impairment of long-lived assets, fair value of services for stock based compensation and the useful lives for amortization and depreciation.

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

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition, while generally requiring no collateral.

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

     The Company enters into forward contracts for hedging foreign currencies. The differences of the contract forward rate between the signing contract rate and the settlement date is amortized during the contract period. There were no significant gains or losses from these contracts in 2004 or 2003 and there are no material open contracts at December 31, 2004 and 2003.

     CASH AND CASH EQUIVALENTS

     Money market funds and all highly liquid financial instruments, with an original maturity of three months or less, are considered to be cash equivalents.

     RESTRICTED CASH

     Restricted cash in banks is classified as a current asset. The restricted cash serves as collateral for various open letters of credit and short term bank loans. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use. At December 31, 2004 and 2003, the Company had cash that was restricted totaling $809,915 and $680,432, respectively.

     TRADE RECEIVABLES

     Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible upon evaluation of such account by Management. Recoveries of trade receivables previously written off are recorded as a reduction to bad debt expense, when received.

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

     The majority of equity investments (refer to note 6) are primarily based on a contractual relationship between the Company and the Investee. Therefore, it is not practicable to estimate the fair value of the equity instruments, because there are no transactions that, in substance, are involving the equity investment alone.

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

     COMPREHENSIVE INCOME (LOSS)

     The Company, under SFAS No. 130, is required to report the changes in stockholders' equity from all sources during the period, including accumulated foreign currency translation adjustments. Foreign exchange translation gains of $255,833 and $160,768 are included in stockholders' equity for years ended December 31, 2004 and 2003, respectively, as shown on the statements of changes in stockholders' equity.

     REVENUE RECOGNITION

     The Company recognizes revenue from the sale of its products when the following four criteria are met: (1) pervasive evidence of an arrangement exists; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

     Shipping and handling costs incurred by the Company are included in cost of goods sold, and those costs that are billed to customers, are included in net sales.

     RESEARCH AND DEVELOPMENT COSTS

     Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EARNINGS (LOSS) PER SHARE

     The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Due to net losses in both periods presented, diluted earnings per share is not presented because its effect would be antidilutive.

     ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. The Company expensed approximately $77,261 and $64,000 in advertising costs, which were included in sales and marketing expenses, for years 2004 and 2003, respectively.

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

     The Company accounts for stock-based compensation for non-employees under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company believes it is already in compliance with the consensus, and therefore no impact will be made on the future consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs". SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the consolidated financial statements.

     In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the consolidated financial statements, as the Company has no immediate plans for the exchange of nonmonetary assets.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company, as an SB issuer, is the first interim or annual period beginning after December 15, 2005. As the Company had previously adopted the intrinsic method of valuing employee stock based compensation in accordance with APB 25, management expects that the application of SFAS No. 123 (revised 2004) may have a material adverse effect on its results of operations in the future, should the Company choose to compensate its employees with equity instruments of the Company.

3.   TRADE RECEIVABLES

     Trade receivables consisted of the following at December 31,

                                                       2004          2003
                                                       ----          ----
     Accounts receivable                            $ 7,777,201   $ 6,856,154
     Less: allowance for doubtful accounts             (404,740)     (257,443)
                                                    -----------   -----------
        Net accounts receivable                     $ 7,372,461   $ 6,598,711
                                                    -----------   -----------

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   TRADE RECEIVABLES (Continued)

     Cirmaker Taiwan receives post-dated checks from certain customers, which are held by its bank and are not recorded by the Company as cash received until they are cleared by the bank, in accordance with the date of the checks received from the customers, and credited to Cirmaker Taiwan's bank accounts. The Company generally does not discount (finance) post-dated checks received from its customers. These post dated checks totaled $747,503 and $591,056 at December 31, 2004 and 2003, respectively.

     Two customers, whose accounts receivable balance each exceeded 10% of the Company's total accounts receivable, together represented approximately 33% of the Company's total accounts receivable at December 31, 2004. Five customers in 2003, had accounts receivable balances that each exceeded 10% of the Company's total accounts receivable which together represented approximately 62% of the total accounts receivable at December 31, 2003.

     In 2004 no single customer had sales volume exceeding 10% of the Company's total sales. Two customers, whose sales volume each exceeded 10% of the Company's 2003 sales, together represented approximately 22% of the Company's total sales for 2003.

4.   INVENTORY

     Inventory consisted of the following at December 31,

                                                       2004          2003
                                                       ----          ----
     Raw materials and supplies                     $   643,256   $   337,131
     Work-in-process                                    276,947       224,387
     Finished goods                                   1,990,344     1,404,613
                                                    -----------   -----------
        Subtotal                                      2,910,547     1,966,131

     Less: reserve for obsolescence                    (366,304)     (314,569)
                                                    -----------   -----------
        Net inventory                               $ 2,544,243   $ 1,651,562
                                                    -----------   -----------

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31,

                                                       2004           2003
                                                       ----           ----
     Land                                         $  2,786,528   $  3,013,271
     Buildings and improvements                      1,282,623      1,694,766
     Machinery and equipment                         1,413,799        907,084
     Capitalized leased equipment                            -        663,476
     Miscellaneous equipment                           863,578        552,851
     Transportation equipment                          141,027        140,350
     Furniture and fixtures                            301,070        269,031
     Leasehold improvements                             51,370              -
                                                  ------------   ------------
        Subtotal                                     6,839,995      7,240,829
     Less: accumulated depreciation                 (1,598,757)    (1,201,725)
                                                  ------------   ------------
     Net property and equipment                   $  5,241,238   $  6,039,104
                                                  ------------   ------------

     Depreciation and amortization expense, including amortization on capitalized leased equipment was $529,032 and $498,529 for years ending December 31, 2004 and 2003, respectively.

6.   EQUITY INVESTMENTS

     Equity investments consisted of the following at December 31,

                                                    2004                       2003
                                                    ----                       ----
             Name of Investee               Amount     % Ownership     Amount     % Ownership
             ----------------               ------     -----------     ------     -----------
     Shen Pen Tong International, Inc.    $   86,723       1.1%      $   80,954       1.1%
     Vecast, Inc.                                  -       0.0%         127,847       8.4%
     IDN Telecom, Inc.                             -         -          141,141       3.0%
     Tong Ta (DTE Technologies)                    -         -          294,377       5.8%
                                          ----------                 ----------
        Total                                 86,723                    644,319
                                          ==========                 ==========

     In December 2002, Cirmaker Taiwan entered into an "Investment and Cooperation Agreement" with IDN Telecom, Inc. and its affiliated company, Vecast, Inc. (collectively "IDN"), whereby Cirmaker Taiwan agreed to manufacture set top boxes in accordance with IDN's specifications (technology), which are to be sold by IDN through its various affiliations in PRC. This agreement also specified that the Company invest in IDN stock. The Company invested $895,000 in the stock of IDN in 2003.

     Due to several fundamental breaches in the Investment and Cooperation Agreement by IDN, this agreement was revoked by the Company and an impairment loss on the IDN investment was recognized in 2003. The investment in IDN was disposed of during 2004.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   EQUITY INVESTMENTS (Continued)

     The Company reviewed its investments in non-public companies and estimated the amount of impairment incurred during the years ending December 31, 2004 and 2003, based on its specific analysis of each investment, considering the activities of and events occurring at each of the underlying companies.

     Since the investments are not marketable and their fair value is not readily determinable, the Company reviewed the balance sheet for each investment along with the business plan objectives and other factors. Management estimated the impairment based on a hypothetical liquidation at book value approach, as of December 31, 2004 and 2003. Future adverse changes in these investments could result in further impairment losses in the future.

     The Company recognized impairment losses on all equity investments of $0 and $650,482 for the years ended December 31, 2004 and 2003, respectively.

7.   BANK NOTES

     Short-term bank notes consist of the following at December 31,:

                                                   2004           2003
                                                   ----           ----
     Short term loans                          $ 1,185,030    $ 1,476,425
     Letters of credit                           2,052,447      2,557,542
     Commercial paper                               66,684        439,505
     Other                                         562,300        531,000
                                               -----------    -----------
       Total                                   $ 3,866,461    $ 5,004,472
                                               -----------    -----------

     The bank notes were used for working capital purposes and are due within one year of the balance sheet date. Interest rates on these notes range from 2.5% to 6.6% in 2004 and from 1.2% to 7.25% in 2003.

     Long-term bank notes consist of the following at December 31,:

                                                   2004           2003
                                                   ----           ----
     Mortgage loans                            $ 3,449,785    $ 1,700,640
     Less: current portion                      (1,390,018)      (282,771)
                                               -----------    -----------
        Total                                  $ 2,059,767    $ 1,417,869
                                               -----------    -----------

     Interest rates range from 2.815% to 5.75% in 2004 and from 2.815% to 3.025% in 2003.

     Substantially all assets of the Company, including restricted cash, short-term investments, trade receivables and property, plant and equipment are pledged as collateral for short-term and long-term bank notes. Interest incurred and expensed was $296,815 and $262,849 for the years ended December 31, 2004 and 2003, respectively.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   BANK NOTES (Continued)

     At December 31, 2004, maturities of long-term bank notes are:

          2005                    $ 1,390,018
          2006                        460,191
          2007                        458,553
          2008                        262,317
          2009                        184,918
          Thereafter                  693,788
                                  -----------
             Total                $ 3,449,785
                                  -----------

8.   RELATED PARTY OBLIGATIONS

     At December 31, 2004, the Company's general manager/chief financial officer, related party to the major stockholder, (refer to note 1) advanced $621,538 to the Company for short-term working capital purposes. The advances are interest free and only for short periods of time, payable on demand. The maximum borrowings from all related parties at any point were $1,038,000 and $821,737 during years 2004 and 2003.

9.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company has 50,000,000 shares of $.001 par value preferred stock authorized and no shares are issued and outstanding at December 31, 2004. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors in the future.

     COMMON STOCK

     The Company has 100,000,000 shares of $.001 par value, common stock authorized, of which, 27,400,443 and 25,808,000 shares are issued and outstanding at December 31, 2004 and 2003.

     Dividends, subject to restrictions (refer to note 1) in Taiwan and China, may be paid on outstanding shares as declared by the Board of Directors. No dividends were declared or paid for 2004 and 2003. Each share of common stock is entitled to one vote.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY (Continued)

     STOCK OPTIONS AND WARRANTS

     On December 29, 2003 the Company granted to five key management employees nonqualified stock options to purchase 4,500,000 shares of the Company's common stock at $.35 and $.50 per share. The options are exercisable two years from the grant date and were 100% vested in 2003. The difference between the exercise price and the market price for the 2,500,000 stock options of $.16 per share, or a total of $400,000 was expensed to employee compensation for the year ended December 31, 2003.

     In November 2004 the Company sold 20 and 4/5 units consisting of 25,000 shares of common stock, 25,000 3 year warrants exercisable at $0.25 and a 10% 180 day debenture in the amount of $25,000, convertible on maturity at $0.25 per common share. The conversion feature of the debentures is represented as 2,080,000 warrants exercisable at $0.25 six months from date of issue.

     Stock option and warrant transactions are summarized as follows:

                                                    Stock Options             Warrants
                                                ---------------------  ----------------------
                                                  2004        2003        2004        2003
                                                  ----        ----        ----        ----
     Outstanding - beginning of year            4,500,000           -           -           -
     Granted                                            -   4,500,000   2,600,000           -
     Exercised                                          -           -           -           -
     Forfeited                                          -           -           -           -
                                                ---------   ---------   ---------   ---------
     Outstanding - end of year                  4,500,000   4,500,000   2,600,000           -
                                                =========   =========   =========   =========

     Shares exercisable - end of year           4,500,000   4,500,000     520,000           -
                                                =========   =========   =========   =========

     The following table provides certain information with respect to the above-referenced stock options and warrants outstanding at December 31, 2004:

                                             Weighted Average    Weighted Average
     Exercise Price    Number Outstanding     Exercise Price       Life - Years
     --------------    ------------------     --------------       ------------
         $0.35             2,500,000               $0.35                1
         $0.50             2,000,000               $0.50                1
         $0.25               170,000               $0.25                3
         $0.25               680,000               $0.25               .5
         $0.25               350,000               $0.25                3
         $0.25             1,400,000               $0.25               .5

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTSS

9.   STOCKHOLDERS' EQUITY (Continued)

     STOCK OPTIONS AND WARRANTS (Continued)

     The following table provides certain information with respect to the above-referenced stock options and warrants exercisable at December 31, 2004:

                                             Weighted Average    Weighted Average
     Exercise Price    Number Outstanding     Exercise Price       Life - Years
     --------------    ------------------     --------------       ------------
         $0.35             2,500,000               $0.35                1
         $0.50             2,000,000               $0.50                1
         $0.25               170,000               $0.25                3
         $0.25               350,000               $0.25                3

     The estimated fair values at date of grant were $.41 and $.39 for the options granted above and ranged from $.07 to $.22 for the warrants, using the Black-Scholes option valuation model with the following assumptions:

          Expected life in years                  .5 -3
          Interest rate                        1.3% - 3.2%
          Volatility                               168%
          Dividend yield                            0%

     In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted in 2003 to employees, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to the options been measured under the fair value recognition provision of SFAS No. 123.

     The Company's pro forma information for the years ended December 31, 2004 and 2003 prepared in accordance with the provisions of SFAS No. 148, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

                                                                2004            2003
                                                                ----            ----
     Net loss, as reported                                 $ (2,417,884)   $ (1,600,359)
     Deduct: total stock-based employee compensation
       determined under fair value based method for
       all awards, net of related tax effects                         -      (1,809,585)
                                                           ------------    ------------
     Pro forma net loss                                      (2,417,884)     (3,409,944)
                                                           ============    ============

     Basic and diluted LPS - as reported                   $      (0.09)   $      (0.07)
                                                           ============    ============

     Basic and diluted LPS - pro forma                     $      (0.09)   $      (0.15)
                                                           ============    ============

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTSS

9.   STOCKHOLDERS' EQUITY (Continued)

     RETAINED EARNINGS

     The Company Law of the ROC requires that Cirmaker Taiwan set aside an annual "legal reserve" equal to 10% of its annual net income (less the losses of prior years, if any). Legal reserve shall be appropriated each year until the accumulated legal reserve equals the paid-in capital. Legal reserve may be used to reduce or offset deficit; also, when the legal reserve has reached 50% of paid-in capital, up to 50% of the legal reserve may be transferred to paid-in capital. The legal reserve balance was $105,704 as of December 31, 2004 and 2003.

10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company's investment in Cirmaker Technology (Dong Guan) Ltd., a wholly owned subsidiary, will be approximately $1,400,000 in 2005 for a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce CPU cooling fins and set top boxes. The Company has invested approximately $420,000 in this facility through December 31, 2004.

     In February 2004, the Company signed an agreement with Shaanxi New Century Electronics Co. Ltd. for the production of set top boxes. The total investment will be approximately $500,000 in 2005 for a 66% stock interest in the company.

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

11.  INCOME TAXES

     Income (loss) from domestic and foreign operations before income taxes and minority interests included the following for the years ended December 31,:

                                                  2004            2003
                                                  ----            ----
     U.S. loss                               $ (1,513,422)   $ (1,740,402)
     Taiwan income (loss)                      (1,511,111)        311,903
                                             ------------    ------------
        Total                                $ (3,024,533)   $ (1,428,499)
                                             ------------    ------------

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES (Continued)

     The provision for income taxes was estimated as follows:

     Income taxes estimted to be payable currently:

                                                            2004          2003
                                                            ----          ----
     Taiwan 25% tax on current earnings                 $        -   $        -
     Taiwan 10% tax on undistributed earnings                    -       58,080
     Taiwan investment tax credit and other                      -      (17,561)
                                                        ----------   ----------
        Total payable currently                         $        -   $   40,519
                                                        ----------   ----------

     Deferred income tax expense (credit) - net

     Taiwan                                             $ (246,889)  $   85,379
     U.S. federal                                         (514,563)    (442,070)
     U.S. federal valuation allowance                      514,563      442,070
                                                        ----------   ----------
        Total deferred                                  $ (246,889)  $   85,379
                                                        ----------   ----------

        Total income taxes                              $ (246,889)  $  125,898
                                                        ==========   ==========

     The Taiwan tax system imposes a 25% corporate income tax on all corporate earnings. In addition, any undistributed current earnings, on a tax basis, of Cirmaker Taiwan can be subject to an additional 10% corporate income tax if the earnings are not distributed before a specific time. At December 31, 2004, there are no undistributed earnings that are subject to this additional 10% corporate income tax. Cirmaker Taiwan's corporate tax returns through 2002 have been reviewed and approved by the Taiwan Tax Authority. Cirmaker Taiwan also collects and pays a 5% value - added tax ("VAT") on certain sales and purchases.

     There is no provision for U.S. income taxes included on a consolidated basis since the Company has incurred a net operating loss in the U.S. At December 31, 2004, the Company has a net operating loss carryforward of $1,980,000 in the U.S., which may be available to offset future taxable income through 2024. Additionally, at December 31, 2004, the Company has a net operating loss carryforward in Taiwan of $1,198,360, which it expects to apply in 2005 and thereafter. The deferred tax asset, based on a tax rate of 34% was $673,200, for which the Company has recorded a full valuation.

                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES (Continued)

     A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows:

                                                                      2004           2003
                                                                      ----           ----
     U.S. federal income tax benefit at statutory (34%) rate      $  (514,563)   $  (442,070)
     U.S. federal valuation allowance                                 514,563        442,070
     Taiwan rates at other than 34%                                  (246,889)       125,898
                                                                  -----------    -----------
     Total                                                        $  (246,889)   $   125,898
                                                                  -----------    -----------

                                                  2004                        2003
                                                  ----                        ----
                                          Assets     Liabilities      Assets     Liabilities
                                       -----------   -----------   -----------   -----------
Net operating loss carryforward        $   971,640   $         -   $   468,270   $         -
Exchange gain                               19,710             -             -         5,152
Allowance for doubtful accounts            104,068             -        47,468             -
Allowance for inventory loss                82,624             -        77,127             -
Pension plan                                91,927             -        62,629             -
Investment loss                            250,315             -       200,750             -
Other                                            -             -             -             -
                                       -----------   -----------   -----------   -----------
   Subtotal                              1,520,284             -       856,244         5,152
Valuation allowance                       (813,961)            -      (442,070)            -
                                       -----------   -----------   -----------   -----------
   Total deferred taxes                $   706,323   $         -   $   414,174   $     5,152
                                       ===========   ===========   ===========   ===========
   Net deferred tax assets             $   706,323                 $   409,022
                                       ===========                 ===========

The deferred tax detail above is included on the Company's consolidated balance sheet as follows:

                                                         2004         2003
                                                         ----         ----
     Current deferred tax asset                      $  237,938   $  145,643
     Non-current deferred tax asset                     468,385      263,379
                                                     ----------   ----------
        Total                                        $  706,323   $  409,022
                                                     ----------   ----------

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

     The following information summarizes Cirmaker Taiwan's pension benefit plan:

                                                              2004         2003
                                                              ----         ----
     Change in benefit obligation:
       Benefit obligation as of January 1:                 $  382,985   $  292,115
         Service cost                                          91,984       74,213
         Interest cost                                         11,700       11,952
         Actuarial loss                                        (1,440)      (2,002)
         Exchange rate movement                                 8,716        6,707
                                                           ----------   ----------
       Benefit obligation as of December 31:                  493,945      382,985
                                                           ----------   ----------

     Change in plan assets:
       Fair value of plan assets as of January 1:              41,654       27,108
         Actual return (loss) on plan assets                      584          471
         Company contributions                                 17,140       13,453
         Exchange rate movement                                 2,404          622
                                                           ----------   ----------
       Fair value of plan assets as of December 31:            61,782       41,654
                                                           ----------   ----------

       Funded status                                         (432,163)    (341,331)
       Unrecognized net transitional obligation               169,187      167,206
       Unrecognized net actuarial loss (gain)                (111,102)     (80,895)
                                                           ----------   ----------
         Net amount recognized                             $ (374,078)  $ (255,020)
                                                           ==========   ==========

     Change in benefit obligation:
       Accrued benefit cost                                $ (374,078)  $ (255,020)
                                                           ==========   ==========

     Components of net periodic benefit cost:
       Service cost                                        $   91,984   $   73,210
       Interest cost                                           11,700       11,790
       Expected return on plan assets                          (1,440)      (1,539)
       Amortization of transitional amount                      9,480        9,177
       Amortization of actuarial loss (gain)                        -       (2,468)
                                                           ----------   ----------
         Net periodic benefit cost:                        $  111,724   $   90,170
                                                           ==========   ==========


                         CIRMAKER TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  PENSION PLAN (Continued)

                                                                    2004     2003
                                                                    ----     ----
     Weighted-average assumptions used to determine benefits:
       Discount rate                                                3.0%     3.0%
       Expected long-term return on plan assets                     3.0%     3.0%
       Rate of compensation increase                                4.0%     4.0%

13.  SUBSEQUENT EVENTS

     Effective January 1, 2005 the Company issued 192,000 shares of its common stock valued at $.30 per share for consulting services to be received during 2005.

     Effective January 17, 2005 the Company issued 250,000 shares of its common stock valued at $.23 per share for services. The services were substantially received in 2004. The amount of $57,500 is included in accrued liabilities at December 31, 2004.

     In February 2005 the Company sold 5 units consisting of 25,000 shares of common stock, 25,000 3 year warrants exercisable at $0.25 and a 10% 180 day debenture in the amount of $25,000, convertible on maturity at $0.25 per common share.

                                 EXHIBIT INDEX


         EXHIBIT
         NO.                  EXHIBIT DESCRIPTION
         -------              ------------------------------------------------
         21.                  A description of the subsidiaries of the Company

         31.1                 Certification of Principal Executive Officer

         31.2                 Certification of Principal Financial Officer

         32                   Section 1350 Certifications