Form 10QSB
period 2005-03-31
CIRMAKER TECHNOLOGY CORP
filed 2005-05-23
CIK 1159013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                          Commission File No. 333-70156


                         CIRMAKER TECHNOLOGY CORPORATION
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



            Nevada                                    98-0228169
------------------------------                  -----------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)


            No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei
                               Taoyuan 326, Taiwan
                                Republic of China
     ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 +886-3-282-1006
              ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of May 23, 2005 are as follows:


      Class of Securities                       Shares Outstanding
     ---------------------                   ------------------------
Common Stock, $0.001 par value                      27,967,443

Transitional Small Business Disclosure Format (check one):  Yes ______    No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CIRMAKER TECHNOLOGY CORPORATION

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                      March 31,
                                                                      ---------
                                   ASSETS                               2005
                                                                      ---------
Current assets
  Cash and cash equivalents                                           $ 170,636
  Restricted cash                                                       668,958
  Trade receivables, net                                              7,908,014
  Inventory                                                           3,015,624
  Deferred tax asset                                                    279,601
  Other current assets                                                  897,729
                                                                   ------------
    Total current assets                                             12,940,562

Property, plant and equipment (net)                                   5,249,226
Equity investments                                                       87,177
Deferred tax asset                                                      449,834
Other assets                                                            354,325
                                                                   ------------
    Total assets                                                   $ 19,081,124
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank notes                                                        $ 4,750,070
  Trade payables                                                      2,317,479
  Accrued liabilities and taxes payable                               1,284,174
  Due to stockholder                                                  1,667,102
  Convertible debentures                                                645,000
  Current portion of long-term debt                                   1,337,893
                                                                   ------------
    Total current liabilities                                        12,001,718

Bank notes, long-term                                                 1,956,391
Accrued pension liability                                               395,616
                                                                   ------------
    Total liabilities                                                14,353,725

Minority interest                                                     1,349,912

Commitments and contingencies

Stockholders' equity
  Preferred stock: par value $.001; 50,000,000
    shares authorized; no shares issued and
    outstanding                                                               -
  Common stock: par value $.001; 100,000,000
    shares authorized; 27,967,443 shares issued
    and outstanding                                                      27,967
  Additional paid in capital                                          7,498,993
  Accumulated deficit                                                (4,498,684)
  Accumulated other comprehensive income                                349,211
                                                                   ------------
Total stockholders' equity                                            3,377,487
                                                                   ------------

Total liabilities and stockholders' equity                         $ 19,081,124
                                                                   ============


                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)


                                                               Three months ended
                                                           ----------------------------
                                                                    March 31,
                                                                2005            2004
                                                                ----            ----

Revenues
  Net sales                                                $ 2,650,755      $ 3,921,263
  Cost of sales                                              2,359,308        3,547,637
                                                           -----------      -----------
    Gross profit                                               291,447          373,626

Operating expenses
  Research and development                                      36,520           32,932
  Sales and marketing                                          161,448          140,461
  General and administrative                                   417,825          635,731
                                                           -----------      -----------
   Total operating expenses                                    615,793          809,124
                                                           -----------      -----------

Loss from operations                                          (324,346)        (435,498)

Other income (expense)
  Interest income                                                  746                -
  Interest expense                                             (96,274)         (84,007)
  Foreign currency transaction losses                          (82,461)         (73,205)
  Other income (loss), net                                      (5,367)         24,323
                                                           -----------      -----------
    Total other income (expense)                              (183,356)        (132,889)
                                                           -----------      -----------

Loss before income taxes and minority interest                (507,702)        (568,387)

Provision for income taxes (benefit)                           (19,414)         (74,467)
                                                           -----------      -----------

Loss before minority interest                                 (488,288)        (493,920)

Minority interest in net loss of subsidiaries                   73,136           56,296
                                                           -----------      -----------

Net loss                                                   $  (415,152)     $  (437,624)
                                                           ===========      ===========

Foreign currency translation adjustment                        235,593          146,310
                                                           -----------      -----------

Comprehensive loss                                         $  (179,559)     $  (291,314)
                                                           ===========      ===========

Basic and diluted net loss per share                       $     (0.01)     $     (0.02)
                                                           ===========      ===========

Weighted average number of shares outstanding               27,854,000       25,808,000
                                                           ===========      ===========


                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three months ended
                                                                   ----------------------------
                                                                            March 31,
                                                                        2005            2004
                                                                        ----            ----


Cash flows from operating activities:
  Net loss                                                        $ (415,152)       $ (437,624)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operations:
    Depreciation and amortization                                    139,157           136,341
    Provision for losses on receivables                                    -            53,983
    Inventory reserves                                                     -             5,998
    Stock and warrants issued for services                           223,400                 -
    Minority interest                                                (73,136)          (56,296)
    Other, net                                                        52,164           (27,124)
    Changes in operating assets and liabilities:
      Trade receivables                                             (496,101)         (492,206)
      Inventory                                                     (457,266)         (194,198)
      Other current assets                                           (19,381)          (88,214)
      Trade payables                                                 161,026         1,039,230
      Accrued liabilities and taxes payable                          285,731            71,848
                                                                  ----------        ----------
  Net cash provided by (used in) operations                         (599,558)           11,738

Cash flows from investing activities:
  Change in restricted cash                                          144,943            27,192
  Purchase of property and equipment                                (119,748)          (20,195)
  Proceeds on sale of equity investments                                   -            81,360
  Other investing activities                                               -          (133,209)
                                                                  ----------        ----------
     Net cash provided by (used in) investing activities              25,195           (44,852)

Cash flows from financing activities:
    Repayments of cash overdraft                                  (1,344,641)                -
    Proceeds from (repayments of) bank notes                         861,867          (227,163)
    Proceeds from due to related party                             1,040,494           268,679
    Repayments of long-term debt                                    (173,254)          (75,635)
    Proceeds from the issuance of debentures                         125,000                 -
                                                                  ----------        ----------
     Net cash provided by (used in) financing activities             509,466           (34,119)

  Effect of rate changes on cash                                     200,514            53,383

  Increase (decrease) in cash and cash equivalents                   135,617           (13,850)

  Cash and cash equivalents, beginning of period                      35,019           237,125

  Cash and cash equivalents, end of period                        $  170,636        $  223,275
                                                                  ==========        ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $   81,723        $   80,425
                                                                  ==========        ==========

  Cash paid for income taxes                                      $        -        $        -
                                                                  ==========        ==========



                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont.)

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

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                         CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont)

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

2.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company's investment in Cirmaker Technology (Dong Guan) Ltd., a wholly owned subsidiary, will be approximately $400,000 in 2005 for a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce CPU cooling fins and set top boxes.

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

     Our equity interest in Cirmaker Taiwan is currently held by several affiliates in trust for us. There can be no assurance that the trust arrangement will be upheld. In the event that it is not upheld, it is possible that the creditors of the trustees may be able to seize the equity of Cirmaker Taiwan. Management expects to effect the transfer of Cirmaker Taiwan equity from the trust directly into the name of Cirmaker Technology Corporation on or about the end of August 2005.

ASSETS

     At March 31, 2005, we had cash of $170,636 as compared to $223,275 as of March 31, 2004. We had $668,958 in restricted cash which is cash held in reserve to meet debt covenants. The decrease in cash reflects an increase in restricted cash.

     At March 31, 2005, trade receivables totaled $7,908,014 as compared with $7,036,934 as of March 31, 2004. Trade receivables increased in the current period compared to the prior year due to a change in the payment method used by the Company's main cooling fin customer.

     Inventory was $3,015,624 at March 31, 2005 compared to $1,839,762 at March 31, 2004. Inventory increased in the current period compared to the prior year due to an increase in cooper inventory.

     Plant, Property and Equipment, net of accumulated depreciation, was $5,249,226 as of March 31, 2005 compared to $6,144,207 as of March 31, 2004. We invested approximately $119,748 in the last three months in fixed assets, including office equipment, manufacturing equipment, buildings and plants.

     We also held equity investments at March 31, 2005 of $87,177 compared to $677,076 as of March 31, 2004. The decrease results from the sale of such equity investments.

LIABILITIES AND STOCKHOLDERS' EQUITY

         As of March 31, 2005, we had short term bank note obligations of $4,750,070 as compared to $4,777,309 as of March 31, 2004. Bank note obligations decreased in the current period compared to the prior year due to the continuing payback of the loan obligations.

     We had trade payable of $2,317,479 as compared to $3,413,915 as of March 31, 2005. Trade payables decreased due to the payment in cash for all copper purchases.

     As of March 31, 2005, long-term debt less current maturities was $1,956,391 as compared to $1,436,639 as of March 31, 2004. Long-term debt increased due to operating losses.

     As of March 31, 2005, stockholder's equity was $ 3,377,487 as compared to $4,280,360 as of March 31, 2004. The decrease in stockholders' equity is primarily due to a net loss by the Company. As of March 31, 2005, our interest in Cirmaker Taiwan of approximately 75% was $1,349,912 compared to $1,777,376 as of March 31, 2004.

RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $2,650,755 and $3,921,263 in sales revenue during the three month period ended March 31, 2005 and 2004, respectively. The decrease was due to a limited supply of copper in the market, which resulted in delays in the production and delivery of products.

     Operating expenses were $615,793 and $809,124 during the three month period ended March 31, 2005 and 2004, respectively. The decrease in expenses is due to a shift in production from Taiwan to China where employment costs are lower.

     As of March 31, 2005, we had $170,636 in cash and cash equivalents. During the three months ended March 31, 2005 $560,963 in cash was provided from operating activities. During the same period we also used $65,168 in investing activities and our financing activities used $690,953.

LIQUIDITY

     We had $170,636 in cash and cash equivalents as of March 31, 2005. As of such date we also had total current assets of $12,940,562.

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

CRITICAL ACCOUNTING POLICIES

     Preparation of our financial statements requires management to make judgments, assumptions, and estimates regarding uncertainties that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses. Note 2 of the Company's Consolidated Financial Statements for the year ended December 31, 2004 that were filed with our 10-KSB describes our significant accounting policies used in the preparation of our unaudited Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

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

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the three-month period ended March 31, 2005.

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

Rapid technological changes and short product life cycles in our industry could
-------------------------------------------------------------------------------
harm our business.
------------------

     The technology underlying our products and other products in our industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We spent approximately $36,520 for research and development expenses for the three months ended March 31, 2005. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the period from November 19, 2004 through February 15, 2005, we raised approximately $645,000 through the sale of 25.8 units to nineteen investors. Each unit consists of (i) 25,000 shares of our common stock, (ii) three year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share, and (iii) 180 day convertible promissory note in the principal amount of $25,000 that bears interest at a rate of 10% per annum and which is convertible into common stock at maturity at a conversion price equal to $0.25 per share. The 25.8 units sold in the private placements represent a total of 3,870,000 shares of our common stock on a fully-diluted basis. Berwyn Capital acted as the placement agent for us in the offering and received from the Company a 10% cash fee, or $64,500, and five year warrants to purchase 258,000 shares of our common stock at an exercise price of $0.25 per share and RIO Group Associates, Inc. received a 1.5% cash fundraising fee, or $9,675, from the Company.

     Effective January 1, 2005 and January 17, 2005, we issued to Ross Huget Inc. and The Vine Group Inc. 192,000 and 250,000 shares of our common stock, respectively, for services rendered and to be rendered to us.

     The foregoing securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D promulgated thereunder, and with regard to the private placement described in the first paragraph of this Form 8-K.


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

(b)      Reports on Form 8-K


1. On January 14, 2005, we furnished a current report on Form 8-K to disclose the replacement of our former auditors, Livingston, Wachtell & Co., LLP with our new and current auditors Child, Sullivan & Company.

2. On March 9, 2005, we furnished a current report on Form 8-K disclosing the issuance by the Company of 25.8 Units, each Unit consisting of (i) 25,000 shares of the Company's common stock ("Common Stock"), (ii) warrants exercisable for three years to purchase an aggregate of up to 25,000 shares of Common Stock at an exercise price equal to $0.25 per share, and (iii) a 180-day convertible promissory note in the principal amount of $25,000 and bearing interest at 10% per annum, which is convertible at maturity into Common Stock at a conversion price equal to $0.25 per share.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CIRMAKER TECHNOLOGY CORPORATION



Date: May 23, 2005                          By:      /s/ Bill Liao
                                               --------------------------------
                                                 Bill Liao
                                                 President

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