Form 10QSB
period 2005-06-30
CIRMAKER TECHNOLOGY CORP
filed 2005-08-23
CIK 1159013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                          Commission File No. 333-70156


                        CIRMAKER TECHNOLOGY CORPORATION
                        -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Nevada                                         98-0228169
-------------------------------                    -----------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

            No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei
                               Taoyuan 326, Taiwan
                                Republic of China
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 +886-3-282-1006
        ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2005 are as follows:


        Class of Securities                          Shares Outstanding
        -------------------                          ------------------
    Common Stock, $0.001 par value                       27,987,443

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CIRMAKER TECHNOLOGY CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                     June 30,
                                                                   ------------
                                                                       2005
                                                                   ------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                        $    206,428
  Restricted cash                                                       977,528
  Trade receivables, net                                              8,451,235
  Inventory                                                           2,252,206
  Deferred tax asset                                                    351,123
  Other current assets                                                  930,389
                                                                   ------------
    Total current assets                                             13,168,909

  Property, plant and equipment (net)                                 5,444,872
  Equity investments                                                     86,970
  Deferred tax asset                                                    414,769
  Other assets                                                           52,986
                                                                   ------------
    Total assets                                                   $ 19,168,506
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank notes                                                       $  4,216,575
  Trade payables                                                      3,131,714
  Accrued liabilities and taxes payable                               1,483,261
  Due to stockholder                                                  1,469,762
  Convertible debentures                                                645,000
  Current portion of long-term debt                                   1,487,492
                                                                   ------------
    Total current liabilities                                        12,433,804

Bank notes, long-term                                                 2,121,197
Accrued pension liability                                               415,614
                                                                   ------------
    Total liabilities                                                14,970,615

Minority interest                                                     1,227,358

Commitments and contingencies

Stockholders' equity
  Preferred stock: par value $.001; 50,000,000 shares
  authorized; no shares issued and outstanding                                -
  Common stock: par value $.001; 100,000,000 shares
  authorized; 27,967,443 shares issued and outstanding                   27,967
  Additional paid in capital                                          7,498,993
  Accumulated deficit                                                (4,971,597)
  Accumulated other comprehensive income                                415,170
                                                                   ------------
Total stockholders' equity                                            2,970,533
                                                                   ------------

Total liabilities and stockholders' equity                         $ 19,168,506
                                                                   ============

                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                 Six months ended                   Three months ended
                                                                     June 30,                            June 30,
                                                          ------------------------------      -----------------------------
                                                               2005             2004               2005             2004
                                                               ----             ----               ----             ----
Revenues
  Net sales                                               $  6,543,276      $  9,356,163      $  3,892,521     $  5,434,900
  Cost of sales                                              5,747,920         8,707,090         3,388,612        5,159,453
                                                          ------------      ------------      ------------     ------------
    Gross profit                                               795,356           649,073           503,909          275,447

Operating expenses
  Research and development                                      67,864            61,866            31,344           28,934
  Sales and marketing                                          344,556           291,121           183,108          150,660
  General and administrative                                   948,037         1,478,937           530,212          843,206
                                                          ------------      ------------      ------------     ------------
    Total operating expenses                                 1,360,457         1,831,924           744,664        1,022,800
                                                          ------------      ------------      ------------     ------------

Loss from operations                                          (565,101)       (1,182,851)         (240,755)        (747,353)

Other income (expense)
  Interest expense                                            (189,827)         (144,615)          (94,299)         (60,608)
  Foreign currency transaction gain (loss)                    (173,604)          (31,803)          (91,143)          41,402
  Other income (loss), net                                    (183,037)              929          (177,670)         (23,394)
                                                          ------------      ------------      ------------     ------------
    Total other income (expense)                              (546,468)         (175,489)         (363,112)         (42,600)
                                                          ------------      ------------      ------------     ------------

Loss before income taxes and minority interest              (1,111,569)       (1,358,340)         (603,867)        (789,953)

Provision for income taxes (benefit)                           (40,883)         (136,292)          (21,469)         (61,825)
                                                          ------------      ------------      ------------     ------------

Loss before minority interest                               (1,070,686)       (1,222,048)         (582,398)        (728,128)

Minority interest in net loss of subsidiaries                  182,621           182,884           109,485          126,588
                                                          ------------      ------------      ------------     ------------

Net loss                                                  $   (888,065)     $ (1,039,164)     $   (472,913)    $   (601,540)
                                                          ============      ============      ============     ============

Foreign currency translation adjustment                        301,552            49,845            65,959          (96,465)
                                                          ------------      ------------      ------------     ------------

Comprehensive loss                                        $   (586,513)     $   (989,319)     $   (406,954)     $  (698,005)
                                                          ============      ============      ============      ===========

Basic and diluted net loss per share                      $      (0.03)     $      (0.04)     $      (0.02)     $     (0.02)
                                                          ============      ============      ============      ===========

Weighted average number of shares outstanding               27,911,000        26,094,000        27,967,000       26,381,000
                                                          ============      ============      ============      ===========


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements.

                         CIRMAKER TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six months ended
                                                                                  June 30,
                                                                      -------------------------------
                                                                           2005              2004
                                                                      --------------    -------------
Cash flows from operating activities:
  Net loss                                                            $    (888,065)    $ (1,039,164)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operations:
      Depreciation and amortization                                         276,395          292,926
      Provision for losses on receivables                                   104,570          258,072
      Inventory reserves                                                     85,636            9,578
      Stock and warrants issued for services                                223,400              -
      Minority interest                                                    (182,621)        (182,884)
      Other, net                                                             74,547          (86,766)
      Changes in operating assets and liabilities:
        Trade receivables                                                (1,166,679)        (602,101)
        Inventory                                                           214,865           23,059
        Other current assets                                                (49,868)          17,431
        Trade payables                                                    2,279,353          346,979
        Accrued liabilities and taxes payable                               547,148          111,683
                                                                       ------------     ------------
  Net cash provided by (used in) operations                               1,518,681          851,187)

Cash flows from investing activities:
  Change in restricted cash                                                (165,983)        (335,199)
  Purchase of property and equipment                                       (208,196)        (385,654)
  Advance on disposal of long-term investment                                   -             73,600
  Other investing activities                                                    -           (114,827)
                                                                       ------------     ------------
        Net cash used in investing activities                              (374,179)        (762,080)

Cash flows from financing activities:
  Proceeds from (repayments of) bank notes                               (2,303,470)          24,444
  Proceeds from due to related party                                        849,912          202,269
  Proceeds from long-term debt                                              149,694        1,324,354
  Proceeds from the issuance of debentures                                  125,000              -
                                                                       ------------     ------------
        Net cash provided by (used in) financing activities              (1,178,864)       1,551,067

  Effect of rate changes on cash                                            205,771           30,972

  Increase (decrease) in cash and cash equivalents                          171,409          (31,228)

  Cash and cash equivalents, beginning of period                             35,019          237,125
                                                                       ------------     ------------
  Cash and cash equivalents, end of period                             $    206,428     $    205,897
                                                                       ============     ============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                               $    162,667     $    131,997
                                                                       ============     ============
  Cash paid for income taxes                                           $        -       $        -
                                                                       ============     ============


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

     ACQUISITION OF CIRMAKER TAIWAN

     Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock, in a 2 for 1 stock exchange, on the Acquisition Date. At June 30, 2005 there were 5,284,000 remaining shares of Cirmaker Taiwan that had not yet been exchanged with the Company. Cirmaker Taiwan will continue to negotiate with its minority interest stockholders to exchange their Cirmaker Taiwan shares for shares of the Company.

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

     Since the former stockholders of Cirmaker Taiwan and their related or affiliated parties now effectively control a majority of the issued and outstanding shares of the common stock of the Company subsequent to the merger, and have appointed the current board of directors, this acquisition was accounted for as a recapitalization of Cirmaker Taiwan, whereby Cirmaker Taiwan is deemed to be the accounting acquirer and has adopted the capital structure of the Company. The Company has changed its fiscal year end to December 31, to match that of Cirmaker Taiwan as the accounting acquirer. Due to the recapitalization of Cirmaker Taiwan, all reference to the shares of Cirmaker Taiwan's common stock, have been restated to reflect the equivalent number of total shares of the Company's outstanding common stock on a post-acquisition basis.

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

     BUSINESS RISKS

     The Company has obtained various patents for its products. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology, or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including the PRC, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect the proprietary information and technology, the business financial condition and results of operations could be materially adversely affected.

     Other factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from its customers, an inability to attract new customers and grow on its own, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, a decline in the financial stability of the Company's customers and general uncertain economic conditions overseas, especially in China. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations, cash flows and its ability to continue operations.

2.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company's investment in Cirmaker Technology (Dong Guan) Ltd., a wholly owned subsidiary, will be approximately $1,400,000 for a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce CPU cooling fins and set top boxes. To date the Company has invested $673,870 of the total expected investment of $1,400,000.

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

     On December 3, 2002, we entered into a stock purchase agreement, which was subsequently amended, with Cirmaker Industry Co. Ltd. (Cirmaker Taiwan), a corporation organized under the Company Law of the Republic of China (Taiwan) in 1984. Pursuant to the stock purchase agreement, we have acquired approximately 75% of the issued and outstanding capital shares of Cirmaker Taiwan. As the other stockholders of Cirmaker Taiwan continue to exchange their Cirmaker Taiwan shares for shares of our common stock pursuant to the stock purchase agreement, we may acquire the remaining shares and thereby make Cirmaker Taiwan a wholly-owned subsidiary. In the past year, the Company has continued to acquire shares from the remaining stockholders of Cirmaker Taiwan, though it still has not acquired all of the outstanding shares. The acquisition of our initial interest in Cirmaker Taiwan was consummated in March 2003. The business operations of Cirmaker Taiwan and Cirmaker PRC have now become our primary focus.

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


ASSETS

     At June 30, 2005, we had cash of $206,428 as compared to $205,897 as of June 30, 2004. We had $977,528 in restricted cash as of June 30, 2005 as compared to $1,015,632 as of June 30, 2004. Restricted cash is cash held in reserve to meet debt covenants The decrease in cash reflects an increase restricted cash.

     At June 30, 2005, trade receivables totaled $8,451,235 as compared with $6,949,476 as of June 30, 2004. Trade receivables increased in the current period compared to the prior year due to a change in the payment method used by the Company's main cooling fin customer.

     Inventory was $2,252,206 at June 30, 2005 compared to $1,617,077 at June 30, 2004. Inventory increased in the current period compared to the prior year due to an increase in copper inventory.

     Plant, Property and Equipment, net of accumulated depreciation, was $5,444,872 as of June 30, 2005 compared to $6,187,475 as of June 30, 2004. We invested approximately $195,646 in the last six months in fixed assets, including office equipment, manufacturing equipment, buildings and plants.

     We also held equity investments at June 30, 2005 of $86,970 compared to $631,223 as of June 30, 2004. The decrease results from the sale of such equity investments.

LIABILITIES AND STOCKHOLDERS' EQUITY

     As of June 30, 2005, we had short term bank note obligations of $4,216,575 as compared to $5,028,916 as of June 30, 2004. Bank note obligations decreased in the current period compared to the prior year due to the continuing payback of the loan obligations.

     We had trade payables of $3,131,714 as of June 30, 2005 as compared to $2,616,714 as of June 30, 2004. Trade payables increased due to the purchase of copper.

     As of June 30, 2005, long-term debt less current maturities was $2,121,197 as compared to $2,540,277 as of June 30, 2004. Long-term debt decreased due to payment of a bank loan.

     As of June 30, 2005, stockholder's equity was $2,970,533 as compared to $3,915,481 as of June 30, 2004. The decrease in stockholders' equity is primarily due to a net loss by the Company. As of June 30, 2005, our interest in Cirmaker Taiwan of approximately 75% was $1,227,358 compared to $1,607,859 as of June 30, 2004.

RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $6,543,276 and $9,356,163 in sales revenue during the six month period ended June 30, 2005 and 2004, respectively. The decrease was due to a limited supply of copper in the market, which resulted in delays in the production and delivery of products.

     Operating expenses were $1,360,457 and $1,831,924 during the six month period ended June 30, 2005 and 2004, respectively. The decrease in expenses is due to a shift in production from Taiwan to China where employment costs are lower.

     As of June 30, 2005, we had $206,428 in cash and cash equivalents. During the six months ended June 30, 2005, $1,518,681 in cash was provided from operating activities. During the same period we also used $374,179 in investing activities and our financing activities used $1,178,804.

LIQUIDITY

     We had $206,428 in cash and cash equivalents as of June 30, 2005. As of such date we also had total current assets of $13,168,909.

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

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the six month period ended June 30, 2005.

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

We need substantial additional capital in order to fully implement our business
-------------------------------------------------------------------------------
plan.
-----

     Our current business plan contemplates capital expenditures beyond our current capital resources. For example, we plan on expanding our manufacturing facility in Dong Guan, China. Our expansion plans include the acquisition of equipment and the renovation of the facility. We estimate the cost of this expansion to be approximately $1,400,000. We have also identified a potential acquisition target in mainland China. The target company owns a facility that could be used for the assembly of our set top boxes in China. We anticipate that the cost of this acquisition will be approximately $500,000. We do not currently have enough capital to make these and other anticipated capital expenditures. Management expects that these expenditures will be met through a combination of increased revenues from product sales and the sale of our common stock in private or public offerings. However, we have not received a firm commitment on any such financing and management can provide no assurance that such a commitment will be obtained.

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

Rapid technological changes and short product life cycles in our industry could
-------------------------------------------------------------------------------
harm our business.
------------------

     The technology underlying our products and other products in our industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We spent approximately $67,864 for research and development expenses during the six months ended June 30, 2005. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                                         CIRMAKER TECHNOLOGY CORPORATION


Date: August 23, 2005                        By: /s/ Bill Liao
                                                 ------------------------------
                                                 Bill Liao
                                                 President

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