Form 10QSB
period 2005-09-30
CIRMAKER TECHNOLOGY CORP
filed 2005-11-14
CIK 1159013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                          Commission File No. 333-70156


                         CIRMAKER TECHNOLOGY CORPORATION
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



           Nevada                                  98-0228169
    --------------------                         --------------
   (State or Other Jurisdiction of              (I.R.S. Employer
   Incorporation or Organization)               Identification No.)


            No. 8, Lane 377, Chung Cheng Road, Feng Yeh Li, Yang Mei
                               Taoyuan 326, Taiwan
                                Republic of China
   ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 +886-3-282-1006
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2005 are as follows:


        Class of Securities                       Shares Outstanding
        ------------------                      ----------------------
     Common Stock, $0.001 par value                   27,987,443

Transitional Small Business Disclosure Format (check one):  Yes         No X
                                                                ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         CIRMAKER TECHNOLOGY CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                   September 30,
                                                                  --------------
                               ASSETS                                  2005
                                                                  --------------
Current assets
  Cash and cash equivalents                                       $     17,964
  Restricted cash                                                      772,016
  Trade receivables, net                                             7,288,063
  Inventory                                                          1,877,090
  Deferred tax asset                                                   289,180
  Other current assets                                                 664,540
                                                                  --------------
   Total current assets                                             10,908,853

Property, plant and equipment (net)                                  5,171,210
Equity investments                                                      82,881
Deferred tax asset                                                     429,476
Other assets                                                            40,890
                                                                  --------------
   Total assets                                                   $ 16,633,310

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank notes                                                      $  4,290,738
  Trade payables                                                     1,607,449
  Accrued liabilities and taxes payable                              1,738,008
  Due to stockholder                                                    71,278
  Convertible debentures                                               645,000
  Current portion of long-term debt                                  1,505,494
                                                                  --------------
   Total current liabilities                                         9,857,967

Bank notes, long-term                                                2,165,611
Accrued pension liability                                              405,718
                                                                  --------------
   Total liabilities                                                12,429,296

Minority interest                                                    1,257,223

Stockholders' equity
  Preferred stock: par value $.001;                                          -
  50,000,000 shares authorized;
  no shares issued and outstanding
  Common stock: par value $.001;                                        27,967
  100,000,000 shares authorized;
  27,967,443 shares issued and outstanding
  Additional paid in capital                                         7,498,992
  Accumulated deficit                                               (4,892,367)
  Accumulated other comprehensive income                               312,199
                                                                  --------------
Total stockholders' equity                                           2,946,791
                                                                  --------------

Total liabilities and stockholders' equity                        $ 16,633,310
                                                                  ==============


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)

                                                        Nine months ended                 Three months ended
                                                          September 30,                     September 30,
                                                  -----------------------------    -------------------------------
                                                      2005             2004             2005             2004
                                                      ----             ----             ----             ----

Revenues
  Net sales                                        $ 10,958,965     $ 12,821,085      $ 4,415,689      $ 3,464,922
  Cost of sales                                       9,568,722       11,770,521        3,820,802        3,063,431
                                                   ------------     ------------      -----------      -----------
   Gross profit                                       1,390,243        1,050,564          594,887          401,491

Operating expenses
  Research and development                               91,014           87,300           23,150           25,434
  Sales and marketing                                   494,924          424,064          150,368          132,943
  General and administrative                          1,426,193        2,228,114          478,156          749,177
                                                   ------------     ------------      -----------      -----------
   Total operating expenses                           2,012,131        2,739,478          651,674          907,554
                                                   ------------     ------------      -----------      -----------

Loss from operations                                   (621,888)      (1,688,914)         (56,787)        (506,063)

Other income (expense)
  Interest expense                                     (292,570)        (215,653)        (102,743)         (71,038)
  Foreign currency transaction gain (loss)               20,996           18,262          194,600           50,065
  Other income (loss), net                             (134,046)          (1,942)          48,991           (2,871)
                                                   ------------     ------------      -----------      -----------
   Total other income (expense)                        (405,620)        (199,333)         140,848          (23,844)
                                                   ------------     ------------      -----------      -----------

Income (Loss) before income taxes                    (1,027,508)      (1,888,247)          84,061         (529,907)
and minority interest

Provision for income taxes expense (benefit)            (45,515)        (189,392)          (4,632)         (53,100)
                                                   ------------     ------------      -----------      -----------

Income (Loss) before minority interest                 (981,993)      (1,698,855)          88,693         (476,807)

Minority interest in net gain (loss)
of subsidiaries                                         173,158          221,572           (9,463)          38,688
                                                   ------------     ------------      -----------      -----------

Net income (loss)                                  $   (808,835)   $  (1,477,283)     $    79,230      $  (438,119)
                                                   ============    =============      ===========      ===========

Foreign currency translation adjustment                 198,581             (674)        (102,971)         (50,519)
                                                   ------------     ------------      -----------      -----------

Comprehensive Income (loss)                        $   (610,254)    $ (1,477,957)     $   (23,741)     $  (488,638)
                                                   ============     ============      ===========      ===========

Basic and diluted net loss per share               $      (0.03)    $      (0.06)     $      0.00      $     (0.02)
                                                   ============     ============      ===========      ===========

Weighted average number of shares outstanding        27,878,381       26,312,103       27,967,000       26,737,519
                                                   ============     ============      ===========      ===========




                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Nine months ended
                                                                           September 30,
                                                                 -------------------------------
                                                                      2005               2004
                                                                 ------------      -------------
Cash flows from operating activities:
  Net loss                                                       $  (808,835)       $ (1,345,793)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operations:
    Depreciation and amortization                                    397,669             438,218
    Provision for losses on receivables                              218,964             289,637
    Inventory reserves                                               166,000              27,379
    Stock and warrants issued for services                           223,400                   -
    Minority interest                                               (173,158)           (221,572)
    Loss on disposal of equipment                                     14,163                   -
    Other, net                                                        94,072             (99,353)
    Changes in operating assets and liabilities:
      Trade receivables                                             (471,682)            (54,681)
      Inventory                                                      412,439            (208,326)
      Other current assets                                           182,343           1,107,006
      Trade payables                                                 296,262             159,946
      Accrued liabilities and taxes payable                          122,997            (461,731)
                                                                  ----------        ------------
  Net cash provided by (used in) operations                          674,634            (369,270)

Cash flows from investing activities:
  Change in restricted cash                                            2,104            (487,865)
  Purchase of property and equipment                                (314,620)           (269,431)
  Disposal of equity investment                                          287             294,377
  Advance on disposal of long-term investment                              -             220,745
  Other investing activities                                               -            (110,999)
                                                                  ----------        ------------
      Net cash provide by (used in) investing activities            (312,229)           (353,173)

Cash flows from financing activities:
  Proceeds from (repayments of) bank notes                          (714,696)           (507,100)
  Proceeds from (repayments of) due to related party                (545,356)            (26,942)
  Proceeds from long-term debt                                       390,359           1,221,764
  Proceeds from the issuance of debentures                           125,000                   -
                                                                  ----------        ------------
      Net cash provided by (used in) financing activities           (744,693)            687,722

  Effect of rate changes on cash                                     365,233             (66,958)

  Increase (decrease) in cash and cash equivalents                   (17,055)           (101,679)

  Cash and cash equivalents, beginning of period                      35,019             237,125
                                                                  ----------        ------------
  Cash and cash equivalents, end of period                        $   17,964        $    135,446
                                                                  ==========        ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                          $  233,389        $    209,335
                                                                  ==========        ============
  Cash paid for income taxes                                      $        -        $          -
                                                                  ==========        ============


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements.

                        CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

                        CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont.)

     ACQUISITION OF CIRMAKER TAIWAN

     Pursuant to the Purchase Agreement, Cirmaker Taiwan's stockholders exchanged 16,100,000 shares of Cirmaker Taiwan capital stock (approximately 75% of the outstanding Cirmaker Taiwan capital stock), for 8,050,000 shares of the Company's common stock, in a 2 for 1 stock exchange, on the Acquisition Date. At September 30, 2005 there were 5,284,000 remaining shares of Cirmaker Taiwan that had not yet been exchanged with the Company. Cirmaker Taiwan will continue to negotiate with its minority interest stockholders to exchange their Cirmaker Taiwan shares for shares of the Company.

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

                        CIRMAKER TECHNOLOGY CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Cont)

     ACQUISITION OF CIRMAKER TAIWAN (Continued)

     After the Acquisition Date, Cirmaker Taiwan created three wholly-owned subsidiaries. These subsidiaries are called Masterwealth Limited ("Masterwealth"), a British Virgin Islands corporation; Cirmaker Technology Corp. ("Technology"), a British Virgin Islands corporation, and Evergreat Technology Corp. ("Evergreat"), a Mauritius corporation. In addition, Masterwealth and Evergreat each have a wholly owned subsidiary corporation organized in the People's Republic of China ("PRC") with each of these PRC corporations having the same name as its parent company (collectively "Cirmaker PRC"). Cirmaker PRC is expected to manufacture and distribute its products, particularly set top boxes, in the PRC. The Company expects to make future significant capital investments and expand its business operations in the PRC.

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

2.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company's investment in Cirmaker Technology (Dong Guan) Ltd., a wholly owned subsidiary, will be approximately $1,400,000 for a manufacturing facility in the PRC, owned by the Company. This manufacturing facility will produce CPU cooling fins and set top boxes. To date the Company has invested $673,580 of the total expected investment of $1,400,000.

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

     Our equity interest in Cirmaker Taiwan is currently held by several affiliates in trust for us. There can be no assurance that the trust arrangement will be upheld. In the event that it is not upheld, it is possible that the creditors of the trustees may be able to seize the equity of Cirmaker Taiwan. Management expects to effect the transfer of Cirmaker Taiwan equity from the trust directly into the name of Cirmaker Technology Corporation on or before the end of June 2006.


ASSETS

     At September 30, 2005, we had cash of $17,964 as compared to $135,448 as of September 30, 2004. We had $772,016 in restricted cash as of September 30, 2005 as compared to $1,168,297 as of September 30, 2004. Restricted cash is cash held in reserve to meet debt covenants. The decrease in cash reflects an increase restricted cash.

     At September 30, 2005, trade receivables totaled $7,288,063 as compared with $6,372,989 as of September 30, 2004. Trade receivables increased in the current period compared to the prior year due to a change in the payment method used by the Company's main cooling fin customer.

     Inventory was $1,877,090 at September 30, 2005 compared to $1,832,904 at September 30, 2004. Inventory increased in the current period compared to the prior year due to an increase in copper inventory.

     Plant, Property and Equipment, net of accumulated depreciation, was $5,171,210 as of September 30, 2005 compared to $6,035,690 as of September 30, 2004. We invested approximately $314,620 in the last nine months in fixed assets, including office equipment, manufacturing equipment, buildings and plants.

     We also held equity investments at September 30, 2005 of $82,881 compared to $349,880 as of September 30, 2004. The decrease results from the sale of such equity investments.

LIABILITIES AND STOCKHOLDERS' EQUITY

     As of September 30, 2005, we had short term bank note obligations of $4,290,738 as compared to $4,497,372 as of September 30, 2004. Bank note obligations decreased in the current period compared to the prior year due to the continuing payback of the loan obligations.

     We had trade payables of $1,607,449 as of September 30, 2005 as compared to $2,429,681 as of September 30, 2004. Trade payables decreased due to a reduction in the purchase of copper.

     As of September 30, 2005, long-term debt less current maturities was $2,165,611 as compared to $2,432,154 as of September 30, 2004. Long-term debt decreased due to payment of a bank loan.

     As of September 30, 2005, stockholder's equity was $2,946,791 as compared to $3,585,427 as of September 30, 2004. The decrease in stockholders' equity is primarily due to a net loss by the Company. As of September 30, 2005, minority shareholders' interest in Cirmaker Taiwan of approximately 25% was $1,257,223 compared to $1,556,687 as of September 30, 2004.


RESULTS OF OPERATIONS AND CASH FLOWS

     We generated $10,958,965 and $12,821,085 in sales revenue during the nine month period ended September 30, 2005 and 2004, respectively. The decrease was due to a limited supply of copper in the market, which resulted in delays in the production and delivery of products.

     Operating expenses were $2,012,131 and $2,739,478 during the nine month periods ended September 30, 2005 and 2004, respectively. The decrease in expenses is due to a shift in production from Taiwan to China where employment costs are lower.

     As of September 30, 2005, we had $17,964 in cash and cash equivalents. During the nine months ended September 30, 2005, $674,634 in cash was provided from operating activities. During the same period we also used $312,229 in investing activities and our financing activities used $744,693.

LIQUIDITY

     We had $17,964 in cash and cash equivalents as of September 30, 2005. As of such date we also had total current assets of $10,908,853.

     We believe that our cash balances and revenues generated from our operations will be sufficient to fund our operations for the next twelve months at levels consistent with our operations in 2005. We will require additional capital, however, in order to expand our operations and fully implement our business plan.

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

     Shipping and handling costs incurred by us are included in cost of goods sold, and those costs that are billed to customers are included in net sales.

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

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the nine month period ended September 30, 2005.

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

Our success depends in large part on whether or not our products will be
------------------------------------------------------------------------
accepted by consumers in our target markets.
-------------------------------------------

     Our business strategy is currently focused on two products, digital TV receivers and computer heat dispersion systems. We have been developing the components and systems that enable analog televisions to access the digital television broadcasting network which is developing in China and our ultimate success depends in large part upon the full development of a national digital television broadcasting network in China. There are many obstacles to the creation of a national digital television broadcasting network in China, including, consumer acceptance, compliance with governmental regulations and the need to obtain governmental approvals. If third party efforts to establish a digital television broadcasting network in China fail, our digital to analog set top boxes will not be in demand and our results of operations and prospects will be materially adversely affected.

Rapid technological changes and short product life cycles in our industry could
-------------------------------------------------------------------------------
harm our business.
-----------------

     The technology underlying our products and other products in our industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We spent approximately $91,014 for research and development expenses during the nine months ended September 30, 2005. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

ITEM 3.     CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including Bill Liao, our Chairman, Chief Executive Officer and President and Grace Chang, our Chief Financial Officer and General Manager, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                                            CIRMAKER TECHNOLOGY CORPORATION



Date: November 14, 2005                           By: /s/ Bill Liao
                                                    ----------------------------
                                                    Bill Liao
                                                    President

                                  EXHIBIT INDEX


Exhibit
No.          Description
--           -----------

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